Form 10-Q
period 2005-10-01
Safety Products Holdings, Inc.
filed 2005-11-15
CIK 1333290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-127781

SAFETY PRODUCTS HOLDINGS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	34-2051198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 Spring Road, Suite 425, Oak Brook, Illinois	60523
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

On November 14, 2005 Safety Products Holdings, Inc. had 10,967,000 common shares outstanding.

SAFETY PRODUCTS HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarterly Period Ended October 1, 2005

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SAFETY PRODUCTS HOLDINGS, INC.
(NSP Holdings L.L.C. as predecessor)
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands) (Unaudited)

	Predecessor	Successor
	December 31, 2004 (1)	October 1, 2005
Assets
Current assets:
Cash and cash equivalents	$35,731	$4,241
Accounts receivable, less allowance of $2,063 and $2,268 in 2004 and 2005, respectively	61,167	73,919
Inventories	82,532	90,479
Deferred income taxes	60	61
Prepaid expenses and other current assets	3,183	2,494
Total current assets	182,673	171,194
Property, plant, and equipment, net	51,809	63,838
Deferred financing costs, net	9,960	19,212
Goodwill	132,662	116,817
Other intangible assets, net	6,256	238,405
Other noncurrent assets	5,831	5,564
Total assets	$389,191	$615,030

Liabilities and members’ deficit / equity
Current liabilities:
Accounts payable	$17,871	$20,667
Accrued expenses	29,024	26,809
Current maturities of long-term obligations	15,252	938
Total current liabilities	62,147	48,414
Pension, post-retirement, and deferred compensation	22,923	32,571
Long-term obligations	238,314	373,981
Mandatorily redeemable preferred units	134,310	—
Other noncurrent liabilities	1,653	1,620
Deferred income taxes	4,799	50,861
Minority interest	142	175
	402,141	459,208
Members’ deficit / equity:
Class E units	1	—
Common units:
Class A units	38,676	—
Class C units	188	—
Class D units	1,248	—
Common shares	—	110
Contributed capital	—	109,560
Accumulated deficit	(118,739)	(5,023)
Accumulated other comprehensive income	3,529	2,761
Total members’ deficit / equity	(75,097)	107,408
Total liabilities and members’ deficit / equity	$389,191	$615,030

(1)   December 31, 2004 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.
(NSP Holdings L.L.C. as predecessor)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands) (Unaudited)

	Predecessor		Successor	Predecessor		Successor
	Three months ended October 2, 2004	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended October 2, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005
Net sales	$114,508	$33,806	$85,738	$330,586	$273,074	$85,738
Cost of goods sold	74,797	22,586	58,271	212,129	171,645	58,271
Gross profit	39,711	11,220	27,467	118,457	101,429	27,467
Operating expenses:
Selling	10,688	3,338	8,413	31,514	26,892	8,413
Distribution	5,712	2,014	4,427	16,607	14,634	4,427
General and administrative	10,171	2,528	7,834	29,988	24,956	7,834
Amortization of intangibles	130	46	4,732	380	329	4,732
Strategic alternatives	3	—	—	616	—	—
Management incentive compensation	—	16,388	—	—	16,388	—
Total operating expenses	26,704	24,314	25,406	79,105	83,199	25,406
Income (loss) from operations	13,007	(13,094)	2,061	39,352	18,230	2,061
Other expense (income):
Interest expense	9,037	2,927	7,151	26,942	24,584	7,151
Interest income	(64)	(85)	(39)	(128)	(914)	(39)
Seller transaction expenses	—	4,646	—	—	4,646	—
Other, net	613	(77)	(110)	1,206	745	(110)
Income (loss) before income taxes and minority interest	3,421	(20,505)	(4,941)	11,332	(10,831)	(4,941)
Income tax expense (benefit)	556	(138)	84	2,915	3,619	84
Minority interest	6	2	(2)	22	13	(2)
Net income (loss)	$2,859	$(20,369)	$(5,023)	$8,395	$(14,463)	$(5,023)

See notes to unaudited consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.
(NSP Holdings L.L.C. as predecessor)
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY/ EQUITY
(Amounts in Thousands, Except Units)

										Accumulated
										Other
	Class E		Class A		Class C		Class D		Accumulated	Comprehensive
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Deficit	(Loss) Income	Total
Predecessor Company
Balance at January 1, 2005	986	$1	7,265,804	$38,676	184,523	$188	212,018	$1,248	$(118,739)	$3,529	$(75,097)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(5,651)	(5,651)
Net loss	—	—	—	—	—	—	—	—	(14,463)	—	(14,463)
Comprehensive loss											(20,114)
Distributions to members	—	—	—	—	—	—	—	—	(2,509)	—	(2,509)
Balance at July 19, 2005	986	$1	7,265,804	$38,676	184,523	$188	212,018	$1,248	$(135,711)	$(2,122)	$(97,720)

	Shares	Amount	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Successor Company
Capital contribution	10,967,000	$110	$109,560	$—	$—	$109,670
Foreign currency translation adjustments	—	—	—	—	2,761	2,761
Net loss	—	—	—	(5,023)	—	(5,023)
Comprehensive loss						(2,262)
Balance at October 1, 2005	10,967,000	$110	$109,560	$(5,023)	$2,761	$107,408

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

(NSP Holdings L.L.C. as predecessor)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Predecessor		Successor
	Nine months ended October 2, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005
Operating activities
Net income (loss)	$8,395	$(14,463)	$(5,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,527	6,177	2,417
Amortization of intangibles	380	329	4,732
Amortization of deferred financing costs	1,324	1,311	623
Amortization of net original issue discount (premium)	68	58	(32)
Loss on sale of property, plant and equipment	384	—	—
Deferred income taxes	731	(86)	(651)
Minority interest	15	13	(2)
Noncash interest	10,041	11,167	3,075
Changes in operating assets and liabilities:
Accounts receivable	(16,700)	(2,607)	(10,145)
Inventories	(2,170)	(1,515)	3,024
Prepaid expenses and other current assets	789	467	312
Other noncurrent assets	15	(477)	115
Accounts payable	348	(492)	3,288
Accrued expenses	(4,377)	20,902	(1,329)
Pension, postretirement, and deferred compensation	706	(1,210)	135
Other noncurrent liabilities	(31)	(30)	(3)
Other	2	20	4
Net cash provided by operating activities	8,447	19,564	540

Investing activities
Purchase of businesses, net of cash acquired	(490)	(653)	(204,707)
Purchases of property, plant, and equipment	(4,284)	(4,250)	(1,471)
Proceeds from sale of property, plant and equipment	480	—	—
Net cash used in investing activities	(4,294)	(4,903)	(206,178)

Financing activities
Payments for deferred financing costs	—	(3,246)	(19,835)
Proceeds from borrowings	—	100,000	111,646
Payments of debt	(3,284)	(13,623)	(293)
Proceeds from capital contributions	1	—	109,670
Distributions on preferred units	—	(60,000)	—
Distributions on common units	(1,927)	(2,509)	—
Net cash (used in) provided by financing activities	(5,210)	20,622	201,188
Effect of exchange rate changes on cash	1,079	(2,725)	1,547
Net increase (decrease) in cash and cash equivalents	22	32,558	(2,903)
Cash and cash equivalents at beginning of period	16,341	35,731	7,144
Cash and cash equivalents at end of period	$16,363	$68,289	$4,241

See notes to unaudited consolidated financial statements

SAFETY PRODUCTS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands) (Unaudited)

1.     The Acquisition

On July 19, 2005, NSP Holdings L.L.C. (“Holdings”or “Predecessor”) announced the closing of the transaction under which Norcross Safety Products L.L.C. (“Norcross”) was acquired by Safety Products Holdings, Inc. (the “Company” or “Successor”), a new holding company formed by Odyssey Investment Partners, LLC (“Odyssey”), for the purpose of completing the acquisition (the “Acquisition”).  The Company was capitalized by equity investments of $82,600 from Odyssey, $25,000 from General Electric Pension Trust and $2,070 from management.

Pursuant to the terms of the Acquisition, the Company purchased  all of the outstanding membership units of Norcross and all of outstanding common stock of  NSP Holdings Capital Corp., a wholly-owned subsidiary of Holdings, and pursuant to which the Company assumed all of the outstanding indebtedness of Norcross and Holdings, in exchange for a base purchase price to Holdings of $472,000, plus the cash in Norcross and its subsidiaries as of April 2, 2005 in the amount of approximately $16,900, less (1) the indebtedness of  Norcross and its subsidiaries as of April 2, 2005 and (2) certain transaction fees and expenses.  Upon closing of the Acquisition, the Company became the successor issuer to Holdings pursuant to Rule 15d-5 promulgated under the Securities Exchange Act, as amended.  The cash purchase price was $204,488 including direct costs of acquisition of $2,346, and excluding assumed debt of $260,523.

2.     Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Interim results are not necessarily indicative of the results that might be expected for any other interim period or for the fiscal year ending December 31, 2005. The financial statements presented should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2004 consolidated financial statements, included in Holdings’ Form S-4, as filed on March 28, 2005.

Predecessor – The consolidated financial statements of the Predecessor represent the consolidated results of operations of NSP Holdings L.L.C. prior to the Acquisition.

Successor – The consolidated financial statements of the Successor represent the consolidated results of operations of Safety Products Holdings, Inc. subsequent to the Acquisition.

The consolidated financial statements of the Successor as of and for the period from July 20, 2005 through October 1, 2005 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 141, Business Combinations.

The Company has not finalized the allocation of the purchase price related to the Acquisition as of October 1, 2005.  The Company has preliminarily allocated the purchase price on the basis of its current estimate of fair value of the underlying assets acquired and liabilities assumed as follows:

As of
July 20, 2005
Cash and cash equivalents	$7,144
Accounts receivable	63,774
Inventories	93,503
Deferred taxes	61
Prepaid expenses and other current assets	2,806
Property, plant, and equipment	64,379
Goodwill	116,293
Other intangible assets	242,459
Other noncurrent assets	5,828
Total assets acquired	$596,247

Accounts payable	17,379
Accrued expenses	28,136
Pension, post-retirement, and deferred compensation	32,436
Other noncurrent liabilities	1,623
Deferred income taxes	51,512
Minority interest	148
Total liabilities assumed	131,234
Net assets acquired	$465,013

Cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities were stated at historical carrying values, given the short term nature of these assets and liabilities.

Other noncurrent assets, long-term debt, and other noncurrent liabilities outstanding as of the effective date of the Acquisition have been allocated based on management’s judgments and estimates.

Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s preliminary estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values.  The Company has established preliminary valuation allowances against those assets for which realization is uncertain.

The Company’s projected pension and other postretirement benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on management’s computations which included valuations performed by independent actuaries engaged by the Company.

The Company has engaged independent appraisers to assist in determining the fair values of property, plant, and equipment, inventories, and other intangible assets, including customer relationships, brand names, developed technology, and backlog.  The Company has received preliminary values from the appraisers, which have been included in the above table; however the final appraisals are not yet complete.

The Company has not yet completed its allocation of purchase price and may make further adjustment to the preliminary allocations in subsequent periods.

The fair value of inventory was estimated at net realizable value equal to total retail prices less direct operating expenses and reasonable profit allowance.

The fair value of customer relationships were estimated utilizing a variation of the income approach known as the excess earnings method. As part of the excess earnings method, projections of cash flows are summarized and discounted back to their net present value at an appropriate intangible asset rate of return in order to estimate the fair value of the customer relationships.

In determining the fair value of brand names, a relief from royalty method was used.  This method is a specific discounted cash flow approach to analyze cash flows attributable to the brand names.  This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the trade name and that the inherent economic value of each trade name is directly related to the cash flows (royalties saved) in the future.

In determining the fair value of developed technology, the relief from royalty method was also utilized in the valuation. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the developed technology and that the inherent economic value of the developed technology is directly related to the cash flows (royalties saved) in the future.

Backlog fair value was estimated as the after-tax net cash flows attributable to outstanding orders at the date of the Acquisition.  Adjustments were made to marketing and selling expenses which were considered to have been incurred by the time orders are received.

Based on preliminary estimates, approximately $116,293 of goodwill was recorded related to the Acquisition.  The primary reasons for the Acquisition and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

•      The Company’s leading market position as a designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry offers a competitive advantage in competing for new customers.

•      The Company, being one of only a small number of companies that can provide complete head-to-toe protection, provides a competitive advantage when selling to new and existing customers.

•      The diverse customer base and industries served minimizes the potential impact of volatility from any one customer or industry.

Other considerations affecting the value of goodwill include:

•      The ability of the assembled workforce to develop future innovative technologies and products.

•      The application of purchase accounting, particularly for such items as pension and deferred tax liabilities for which significant liability balances were recorded with no corresponding significant short-term cash outflows.

The following table presents the pro forma net sales, income from operations, and net income of the Company (based on the preliminary allocation of purchase price) assuming the Acquisition had occurred on January 1, 2004:

	Nine months ended October 2, 2004	Nine months ended October 1, 2005
Net sales	$330,586	$358,812
Income from operations	30,847	16,933
Net loss	(2,706)	(17,214)

3.     Inventories

Inventories consist of the following:

	Predecessor	Successor
	December 31, 2004	October 1, 2005
At FIFO cost:
Raw materials	$21,726	$22,978
Work in process	10,419	11,803
Finished goods	52,045	55,698
	84,190	90,479
Adjustment to LIFO cost	(1,658)	—
	$82,532	$90,479

As a result of using a new basis of accounting for the Company due to the Acquisition, the LIFO value of inventories approximated the FIFO value of inventories as of October 1, 2005.

4.     Debt

The Company’s debt consists of the following:

	Predecessor	Successor
	December 31, 2004	October 1, 2005
Revolving credit facilities	$—	$—
Term loan	97,725	87,780
Senior pay in kind notes	—	134,555
Senior subordinated notes	152,500	152,500
European term loans	469	261
Arbin seller notes	454	—
Subordinated seller notes	3,121	—
Capital lease obligations	207	110
Unamortized (discount) on senior pay in kind notes	—	(7,719)
Unamortized (discount) premium on senior subordinated notes	(910)	7,432
	253,566	374,919
Less: Current maturities of long-term obligations	15,252	938
	$238,314	$373,981

Aggregate maturities of long-term debt as of October 1, 2005, are as follows:

2006	$938
2007	1,066
2008	1,025
2009	1,009
2010	989
Thereafter	369,892
$374,919

On July 19, 2005, Norcross entered into a new Senior Credit Facility (the “New Credit Facility”) which provides for aggregate borrowings of $138,000, consisting of (a) a term loan in the amount of $88,000, payable in twenty-eight consecutive quarterly installments which commenced on September 30, 2005 and (b) a revolving credit facility in an aggregate principal amount of $50,000.  The revolving credit facility is comprised of a U.S. revolving facility and a Canadian subfacility.  The amount of the total U.S. revolving facility is an amount equal to $50,000 less the amount at such time outstanding under the Canadian subfacility.  The amount of the total Canadian subfacility is an amount denominated in Canadian dollars having a U.S. dollar equivalent of $25,000 less the amount at such time outstanding under the U.S. revolving facility.  At any time upon the request of Norcross or the U.S. Subsidiary Borrowers (as defined in the New Credit Facility), one or more new term loan facilities may be added in any aggregate amount of up to $100,000 (and not less than $10,000 for any such additional term loan), subject to certain conditions, the proceeds of which shall be used to finance permitted acquisitions, pay fees and related expenses thereto and to refinance indebtedness of the entity or associated with the assets to be so acquired.  The New Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the credit agreement.  The proceeds of the New Credit Facility were used primarily to refinance Norcross’ existing senior credit facility.

On January 7, 2005, Holdings and NSP Holdings Capital Corp. (“Capital”) issued $100,000 of 11 3/4% senior pay in kind notes due 2012 the “Senior Notes”. The proceeds were used to: (i) make a payment in respect of preferred units of $60,000, $58,000 of which were payments in respect of accrued preferred yield and $2,000 of which was the return of a portion of the original capital contribution made by holders of Holdings preferred units, (ii) make distributions in respect of the common units of certain members of management of $2,000, and (iii) pay fees and expenses. The remainder of the net proceeds were used for general corporate purposes, including potential acquisitions and/or distributions to Holdings’ unit holders.

In connection with the closing of the Acquisition, the Company entered into a second supplemental indenture dated as of July 19, 2005 (the “Second Supplemental Indenture”) among Holdings, Capital, the Company and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of January 7, 2005 (the “Indenture”) by and among Holdings, Capital and the Trustee providing for the issuance of the Senior Notes. Pursuant to the terms of the Second Supplemental Indenture, the Company assumed all of the rights, powers, commitments, obligations and liabilities of Holdings under the Indenture and the Senior Notes.

On July 19, 2005,  the Company sold $25,000 in principal amount of 11 3/4% senior pay in kind notes due 2012 (the “New Notes”). The New Notes were sold pursuant to a purchase agreement, dated June 28, 2005 (the “Purchase Agreement”), by and between the Company and Credit Suisse First Boston, LLC (the “Initial Purchaser”). The New Notes were issued pursuant to the Indenture. Pursuant to the term of the Purchase Agreement, the New Notes were sold to the Initial Purchaser and were resold to qualified institutional buyers in compliance with the exemption from registration.

In connection with the closing of the Acquisition, Norcross entered into a supplemental indenture dated as of July 19, 2005 (the “Norcross Supplemental Indenture”) by and among Norcross, Norcross Capital Corp. (“Norcross Capital”), the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Norcross Indenture”) providing for the issuance by Norcross and Norcross Capital of $152,500 aggregate principal amount of 9 7/8% senior subordinated notes due 2011. Pursuant to the terms of the Norcross Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Norcross Supplemental Indenture) had been delivered in order to waive our obligations under the Change in Control covenant of the Norcross Indenture in connection with the Acquisition.

5.     Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Predecessor				Successor
	Nine months ended October 2, 2004		January 1, 2005 through July 19, 2005		July 20, 2005 though October 1, 2005
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$1,175	$19	$903	$14	$384	$5
Interest cost	2,633	62	1,960	43	756	15
Expected return on plan assets	(2,012)	—	(1,780)	—	(724)	—
Amortization of prior service cost	4	13	3	10	—	—
Amortization of actuarial loss	664	64	527	48	—	—
	$2,464	$158	$1,613	$115	$416	$20

6.     Income Taxes

The income tax expense (benefit) for the Predecessor differs from the amount of income tax expense (benefit) computed by applying the U.S. federal income tax rate to income (loss) before income tax and minority interest primarily due to: 1) the tax structure of certain U.S. subsidiaries which requires income taxes to be distributed to and paid by the unitholders, 2) net operating loss carryforwards in the United States and 3) the settlement of income tax audits in Canada and the Netherlands.

The income tax expense for the Successor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income (loss) before income taxes and minority interest, primarily due to net operating loss carryforwards in the United States and the impact of purchase accounting adjustments related to the Acquisition.

7.     Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of October 1, 2005, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 1,182 lawsuits involving respirators manufactured and sold by it or its predecessors. The Company is also monitoring an additional 11 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 1,193 lawsuits represent a total of approximately 23,938 plaintiffs. Approximately 92% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, the Company could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify the Company and the Company could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify the Company. The Company could also be liable if the alleged exposure involved the use of a product manufactured by the Company after its October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or former owners of such business have been named as defendants. The Company is jointly with Invensys handling the defense of all of the cases which allege exposure, including periods pre and post October 1998.  The Company will individually handle the defense of all cases with exclusive post October 1998 exposure, however, it has not been involved in a case with exclusive post October 1998 exposure to date.  As of October 1, 2005, Invensys has sent us requests for reimbursement totaling $215, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. Based on information provided to the Company by Invensys, the Company believes that Invensys has made payments with respect to settlement of these claims of $60 for the nine months ended October 1, 2005 . The Company believes that Invensys has the ability to pay these claims based on its current financial position, as publicly disclosed by Invensys.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve the Company. Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the nine months ended October 1, 2005:

	Plaintiffs	Cases
Beginning lawsuits	25,944	858
New lawsuits	2,051	505
Settlements	(45)	(23)
Dismissals and other	(4,012)	(147)
Ending lawsuits	23,938	1,193

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 1,182 cases pending as of October 1, 2005 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 1,182 complaints maintained in the Company’s records, 909 do not specify the amount of damages sought, 26 generally allege damages in excess of $50, two allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 90 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, 18 allege compensatory damages and punitive damages, each in excess of $50, 26 generally allege damages of $15,000, one generally alleges damages not to exceed $290,000, one alleges compensatory damages and punitive damages, each in excess of $10, two allege compensatory and punitive damages, each in excess of $15, seven allege punitive damages in excess of $25, one alleges punitive damages in excess of $50, 88 generally allege damages in excess of $15, six generally allege damages in excess of $25, one alleges compensatory damages in excess of $25, and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore does know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information.  Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Predecessor recorded a $1,250 liability and charge to operating expenses to establish a reserve for respiratory claims during the year ended December 31, 2004, which remains outstanding as of October 1, 2005.  The Company believes that this reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by the Company in consultation with an independent consultant.  The Company believes that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved.  This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

The Company is not otherwise involved in any material lawsuits. The Company historically has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred.  In connection with the North Safety Products acquisition, the Predecessor recorded a $2,500 reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. The reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 31, 2003, the Predecessor incurred charges of $200 against this reserve, which reduced the balance to $2,300.  During 2004, the Predecessor reduced this reserve to $1,000 to reflect its current expectations of the liability based on information available and recorded a $1,300 credit to operating expenses. The $1,000 reserve remains outstanding as of October 1, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

8.     Segment Data

The following table presents information about the Company by segment:

	General Industrial	Fire Service	Utility/ High Voltage	Corporate	Eliminations	Total
Predecessor
Three Months Ended October 2, 2004
Net sales—third parties	$80,432	$20,267	$13,809	$—	$—	$114,508
Net sales—intersegment	2,378	—	—	—	(2,378)	—
Income (loss) from operations	6,968	4,114	3,191	(1,266)	—	13,007

July 3, 2005 through July 19, 2005
Net sales—third parties	22,735	6,616	4,455	—	—	33,806
Net sales—intersegment	693	—	—	—	(693)	—
Income (loss) from operations	1,834	1,188	615	(16,731)	—	(13,094)

Successor
July 20, 2005 through October 1, 2005
Net sales—third parties	59,788	14,770	11,180	—	—	85,738
Net sales—intersegment	1,571	—	—	—	(1,571)	—
Income (loss) from operations	2,029	(400)	1,576	(1,144)	—	2,061

Predecessor
Nine Months Ended October 2, 2004
Net sales—third parties	232,324	59,905	38,357	—	—	330,586
Net sales—intersegment	7,267	—	—	—	(7,267)	—
Income (loss) from operations	24,040	11,360	8,335	(4,383)	—	39,352

January 1, 2005 through July 19, 2005
Net sales—third parties	187,814	51,702	33,558	—	—	273,074
Net sales—intersegment	5,548	—	—	—	(5,548)	—
Income (loss) from operations	19,937	9,332	8,442	(19,481)	—	18,230

Successor
July 20, 2005 through October 1, 2005
Net sales—third parties	59,788	14,770	11,180	—	—	85,738
Net sales—intersegment	1,571	—	—	—	(1,571)	—
Income (loss) from operations	2,029	(400)	1,576	(1,144)	—	2,061

9.     Subsidiary Guarantors

NSP Holdings Capital Corp. is a 100% owned finance subsidiary of the Company with no assets or operations.  None of the Company’s other subsidiaries guarantee the 113/4% senior pay in kind notes due 2012.  The terms of the New Credit Facility significantly restrict Norcross from paying dividends and otherwise transferring assets to the Company.  Further, the terms of the indenture governing its 97/8% senior subordinated notes due 2011 significantly restrict Norcross and the Company’s other subsidiaries from paying dividends and otherwise transferring assets to the Company, except for taxes and ordinary course operating expenses.

10. Comprehensive Income (Loss)

Total Predecessor comprehensive income (loss) (which includes the impact of foreign currency translation) amounted to $5,096, $9,282, $(20,114), and $(18,956) for the three and nine months ended October 2, 2004, the period from January 1, 2005 through July 19, 2005, and the period from July 3, 2005 through July 19, 2005, respectively.  Total Successor comprehensive loss amounted to $(2,262) for the period from July 20, 2005 through October 1, 2005.

11. Strategic Alternatives

The Predecessor had previously announced that it was in the process of exploring strategic alternatives, including its possible sale.  A decision was made by the Predecessor in the second quarter of 2004 to terminate this process and therefore it has expensed $3 and $616 in associated costs (primarily consisting of professional service fees) for the three and nine months ended October 2, 2004.  These costs are reflected in operating expenses as strategic alternatives.

12. Management Incentive Compensation

As a result of the Acquisition, the Predecessor recognized $16,388 in management incentive compensation expense during the July 3, 2005 through July 19, 2005 predecessor period.  The expenses were funded by the predecessor company from proceeds realized upon the consummation of the Acquisition.  These costs are reflected in operating expenses as management incentive compensation.

13. Seller Transaction Expenses

Holdings incurred $4,646 in transaction expenses related to professional services during the July 3, 2005 through July 19, 2005 predecessor period.  The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Acquisition.  These costs are reflected below operating expenses as seller transaction expenses.

14. Subsequent Events

On November 1, 2005, Norcross completed the acquisition of all of the issued and outstanding capital stock of The Fibre-Metal Products Company (“Fibre-Metal”).  The purchase price consisted of $68,000 in cash which may be increased by the amount that the post-closing working capital adjustment exceeds $9,300 or reduced by the amount that the post-closing working capital adjustment falls below $8,900. Norcross financed the acquisition through additional term borrowings under the New Credit Facility.

On November 1, 2005, Norcross entered into the Incremental Facility Amendment to its Credit Agreement dated July 19, 2005 (the “Amendment”).  Under the terms of the Amendment, Norcross, the U.S. Borrowers and the Lenders agreed to a total incremental term commitment from the Increasing Lenders of $65,000.  Additionally, the Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.

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

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and nine months ended October 2, 2004 and October 1, 2005 and have been derived from the unaudited statements of operations. Although the Predecessor and Successor results are not comparable by definition in certain respects due to the Acquisition and the resulting revaluation, the 2005 information is presented on a combined basis for comparative purposes .  For the three months ended October 1, 2005, the Predecessor (July 3, 2005 through July 19, 2005) and Successor (July 20, 2005 through October 1, 2005) results of operations are combined.  For the nine months ended October 1, 2005, the Predecessor (January 1, 2005 through July 19, 2005) and Successor (July 20, 2005 through October 1, 2005) results of operations are combined.

	Predecessor		Successor	Combined	Predecessor		Successor	Combined
	Three months ended October 2, 2004	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended October 1, 2005	Nine months ended October 2, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended October 1, 2005
Net sales:
General industrial	$80,432	$22,735	$59,788	$82,523	$232,324	$187,814	$59,788	$247,602
Fire service	20,267	6,616	14,770	21,386	59,905	51,702	14,770	66,472
Utility/high voltage	13,809	4,455	11,180	15,635	38,357	33,558	11,180	44,738
Total net sales	114,508	33,806	85,738	119,544	330,586	273,074	85,738	358,812
Cost of goods sold	74,797	22,586	58,271	80,857	212,129	171,645	58,271	229,916
Gross profit	39,711	11,220	27,467	38,687	118,457	101,429	27,467	128,896
Operating expenses	26,704	24,314	25,406	49,720	79,105	83,199	25,406	108,605
Income from operations:
General industrial	6,968	1,834	2,029	3,863	24,040	19,937	2,029	21,966
Fire service	4,114	1,188	(400)	788	11,360	9,332	(400)	8,932
Utility/high voltage	3,191	615	1,576	2,191	8,335	8,442	1,576	10,018
Corporate	(1,266)	(16,731)	(1,144)	(17,875)	(4,383)	(19,481)	(1,144)	(20,625)
Total income (loss) from operations	13,007	(13,094)	2,061	(11,033)	39,352	18,230	2,061	20,291
Other expense (income):
Interest expense	9,037	2,927	7,151	10,078	26,942	24,584	7,151	31,735
Interest income	(64)	(85)	(39)	(124)	(128)	(914)	(39)	(953)
Seller transaction expenses	—	4,646	—	4,646	—	4,646	—	4,646
Other, net	613	(77)	(110)	(187)	1,206	745	(110)	635
Income (loss) before income taxes and minority interest	3,421	(20,505)	(4,941)	(25,446)	11,332	(10,831)	(4,941)	(15,772)
Income tax expense (benefit)	556	(138)	84	(54)	2,915	3,619	84	3,703
Minority interest	6	2	(2)	—	22	13	(2)	11
Net income (loss)	$2,859	$(20,369)	$(5,023)	$(25,392)	$8,395	$(14,463)	$(5,023)	$(19,486)

	Predecessor		Successor	Combined	Predecessor		Successor	Combined
	Three months ended October 2, 2004	July 3, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Three months ended October 1, 2005	Nine months ended October 2, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through October 1, 2005	Nine months ended October 1, 2005

Net sales:
General industrial	70.2%	67.3%	69.7%	69.0%	70.3%	68.8%	69.7%	69.0%
Fire service	17.7%	19.6%	17.2%	17.9%	18.1%	18.9%	17.2%	18.5%
Utility/high voltage	12.1%	13.1%	13.1%	13.1%	11.6%	12.3%	13.1%	12.5%
Total net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.3%	66.8%	68.0%	67.6%	64.2%	62.9%	68.0%	64.1%
Gross profit	34.7%	33.2%	32.0%	32.4%	35.8%	37.1%	32.0%	35.9%
Operating expenses	23.3%	71.9%	29.6%	41.6%	23.9%	30.4%	29.6%	30.3%
Income from operations:
General industrial	6.1%	5.4%	2.4%	3.2%	7.3%	7.3%	2.4%	6.1%
Fire service	3.6%	3.5%	(0.5)%	0.7%	3.4%	3.4%	(0.5)%	2.5%
Utility/high voltage	2.8%	1.8%	1.8%	1.8%	2.5%	3.1%	1.8%	2.8%
Corporate	(1.1)%	(49.4)%	(1.3)%	(14.9)%	(1.3)%	(7.1)%	(1.3)%	(5.8)%
Total income (loss) from operations	11.4%	(38.7)%	2.4%	(9.2)%	11.9%	6.7%	2.4%	5.6%
Other expense (income):
Interest expense	7.9%	8.7%	8.3%	8.4%	8.1%	9.0%	8.3%	8.8%
Interest income	(0.1)%	(0.3)%	(0.0)%	(0.1)%	(0.0)%	(0.3)%	(0.0)%	(0.3)%
Seller transaction expenses	0.0%	13.7%	0.0%	3.9%	0.0%	1.7%	0.0%	1.3%
Other, net	0.5%	(0.2)%	(0.1)%	(0.2)%	0.4%	0.3%	(0.1)%	0.2%
Income (loss) before income taxes and minority interest	3.1%	(60.6)%	(5.8)%	(21.2)%	3.4%	(4.0)%	(5.8)%	(4.4)%
Income tax expense (benefit)	0.6%	(0.4)%	0.1%	(0.0)%	0.9%	1.3%	0.1%	1.0%
Minority interest	0.0%	0.0%	(0.0)%	0.0%	0.0%	0.0%	(0.0)%	(0.0)%
Net income (loss)	2.5%	(60.2)%	(5.9)%	(21.2)%	2.5%	(5.3)%	(5.9)%	(5.4)%

Combined Three Months Ended October 1, 2005 as Compared to Three Months Ended October 2, 2004

Net sales. Net sales increased by $5.0 million, or 4.4%, from $114.5 million for the three months ended October 2, 2004 to $119.5 million for the three months ended October 1, 2005. In our general industrial segment, net sales increased by $2.1 million, or 2.6%, from $80.4 million for the three months ended October 2, 2004 to $82.5 million for the three months ended October 1, 2005. This increase reflects a combination of the following: overall organic growth in our Canadian, European and South African operations of $3.7 million; favorable exchange rates, which had an impact of $1.3 million; and lower overall net sales in the United States of $2.9 million, as strong overall market demand, in part due to the recent hurricane activity in the southeastern United States, was offset by a decrease in government contract shipments of $3.4 million. In our fire service segment, net sales increased by $1.1 million, or 5.5%, from $20.3 million for the three months ended October 2, 2004 to $21.4 million for the three months ended October 1, 2005 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $1.8 million, or 13.2%, from $13.8 million for the three months ended October 2, 2004 to $15.6 million for the three months ended October 1, 2005 in part due to the recent hurricane activity in the southeastern United States, strong market demand and new product penetration.

Gross profit. Gross profit decreased by $1.0 million, or 2.6%, from $39.7 million for the three months ended October 2, 2004 to $38.7 million for the three months ended October 1, 2005.  Excluding the impact of inventory purchase accounting adjustments in our general industrial and fire service segments of $2.0 million and $1.3 million, respectively, gross profit increased by $2.3 million, or 5.6%.  This increase was primarily attributable to the $5.0 million, or 4.4% increase in net sales. After adjusting for the inventory purchase accounting adjustments, our overall gross profit margin of 35.1% for the three months ended October 1, 2005 was favorable to the 34.7% gross profit margin for the three months ended October 2, 2004.  In our general industrial segment (after adjusting for expenses related to purchase accounting of $2.0 million), gross profit increased by $2.0 million, or 7.1%, from $27.4 million for the three months ended October 2, 2004 to $29.4 million for the three months ended October 1, 2005. This increase was primarily due to the overall net sales increase of $2.1 million, or 2.6%, favorable exchange rates which has an impact of $0.5 million, and improved margin realization. In our fire service segment (after adjusting for expenses related to purchase accounting of $1.3 million), gross profit decreased by $0.1 million, or 1.0%, from $6.9 million for the three months ended October 2, 2004 to $6.8 million for the three months ended October 1, 2005, as higher net sales of $1.1 million, or 5.5%, were offset by lower margin realization. In our utility/high voltage segment, gross profit increased $0.4 million, or 6.4%, from $5.4 million for the three months ended October 2, 2004 to $5.8 million for the three months ended October 1, 2005, primarily due to the $1.8 million, or 13.2%, increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $23.0 million, or 86.2%, from $26.7 million for the three months ended October 2, 2004 to $49.7 million for the three months ended October 1, 2005. In our general industrial segment, operating expenses increased by $3.1 million, or 15.2%, from $20.5 million for the three months ended October 2, 2004 to $23.6 million for the three months ended October 1, 2005, primarily due to incremental amortization expense of $2.1 million associated with intangible assets recorded as part of purchase accounting; higher exchange rates, which had an impact of $0.4 million; and increased variable distribution and selling expenses associated with the $2.1 million, or 2.6% increase in net sales. In our fire service segment, operating expenses increased $2.0 million, or 70.9%, from $2.7 million for the three months ended October 2, 2004 to $4.7 million for the three months ended October 1, 2005, primarily due to higher amortization expense of $1.6 million associated with intangible assets recorded as part of purchase accounting and higher general and administrative expenses. In our utility/high voltage segment, operating expenses increased by $1.4 million, or 60.5%, from $2.2 million for the three months ended October 2, 2004 to $3.6 million for the three months ended October 1, 2005, primarily due to higher amortization expense of $1.0 million associated with intangible assets recorded as part of purchase accounting and higher selling expenses. Corporate expenses for the three months ended October 2, 2004 consisted of $1.3 million of general and administrative expenses.  Corporate expenses for the three months ended October 1, 2005 consisted of $1.5 million of general and administrative expenses and $16.4 million of management incentive compensation expense related to the Acquisition.  The increase in corporate general and administrative expenses of $0.2 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income (loss) from operations. Income (loss) from operations decreased by $24.0 million, from $13.0 million for the three months ended October 2, 2004 to $(11.0) million for the three months ended October 1, 2005.  Excluding inventory purchase accounting charges of $3.3 million, incremental amortization expense of $4.7 million, and management incentive compensation charges of $16.4 million, income from operations increased by $0.4 million, or 3.1%.  Excluding these same charges, as a percentage of net sales, income from operations decreased from 11.4% for the three months ended October 2, 2004 to 11.2% for the three months ended October 1, 2005. In our general industrial segment (after adjusting for expenses related to purchase accounting of $4.1 million), income from operations increased by $0.9 million, or 12.7%, from $7.0 million for the three months ended October 2, 2004 to $7.9 million for the three months ended October 1, 2005, primarily due to higher net sales of $2.1 million, or 2.6%, and improved margin performance. In our fire service segment (after adjusting for expenses related to purchase accounting of $2.9 million), income from operations decreased by $0.4 million, or 11.3%, from $4.1 million for the three months ended October 2, 2004 to $3.7 million for the three months ended October 1, 2005, as higher net sales of $1.1 million, or 5.5%, were offset by lower margin realization and higher general and administrative expenses. In our utility/high voltage segment (after adjusting for expenses related to purchase accounting of $1.0 million), income from operations was consistent at $3.2 million for the three months ended October 1, 2005 and October 2, 2004. Corporate expenses for the three months ended October 2, 2004 consisted of $1.3 million of general and administrative expenses.  Corporate expenses for the three months ended October 1, 2005 consisted of $1.5 million of general and administrative expenses and $16.4 million of management incentive compensation expense related to the Acquisition.  The increase in corporate general and administrative expenses of $0.2 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the three months ended October 1, 2005 and October 2, 2004 were depreciation and amortization expenses of $8.1 million and $3.0 million, respectively. Of these amounts, $4.7 million, $1.7 million, $1.7 million and $0.0 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the three months ended October 1, 2005 and $2.4 million, $0.1 million, $0.3 million and $0.2 million were attributable to these segments and corporate for the three months ended October 2, 2004.

Interest expense. Interest expense increased $1.1 million from $9.0 million for the three months ended October 2, 2004 to $10.1 million for the three months ended October 1, 2005, primarily due to the net impact of an increase in interest expense associated with the senior pay in kind notes and a decrease in preferred unit dividends included in interest expense associated with the redemption of $60 million of mandatorily redeemable preferred units of Holdings.  Included in interest expense were non-cash interest charges associated with the senior pay in kind notes and preferred unit dividends of $3.5 million for the three months ended October 2, 2004 and $4.1 million for the three months ended October 1, 2005.

Seller transaction expenses. Holdings incurred $4.6 million in transaction expenses (primarily related to professional services) for the three months ended October 1, 2005.  The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Acquisition.

Other, net. Other, net decreased by $0.8 million from $0.6 million for the three months ended October 2, 2004 to $(0.2) million for the three months ended October 1, 2005, primarily due to lower unrealized foreign exchange losses.

Income tax expense. Income tax expense decreased $0.6 million from the three months ended October 2, 2004 to the three months ended October 1, 2005 primarily due to lower foreign income tax charges.

Net income (loss). Net income (loss) decreased by $28.3 million, from $2.9 million for the three months ended October 2, 2004 to $(25.4) million for the three months ended October 1, 2005. This was the result of the reasons discussed above.

Combined Nine Months Ended October 1, 2005 as Compared to Nine Months Ended October 2, 2004

Net sales. Net sales increased by $28.2 million, or 8.5%, from $330.6 million for the nine months ended October 2, 2004 to $358.8 million for the nine months ended October 1, 2005. In our general industrial segment, net sales increased by $15.3 million, or 6.6%, from $232.3 million for the nine months ended October 2, 2004 to $247.6 million for the nine months ended October 1, 2005. This increase reflects a combination of the following: overall organic growth in our Canadian, European and South African operations of $12.1 million; favorable exchange rates, which had an impact of $6.5 million; and lower overall net sales in the United States of $3.3 million as strong overall market demand, in part due to the recent hurricane activity in the southeastern United States, was offset by a decrease in government contract shipments of $7.3 million. In our fire service segment, net sales increased by $6.6 million, or 11.0%, from $59.9 million for the nine months ended October 2, 2004 to $66.5 million for the nine months ended October 1, 2005 reflecting strong market demand. In our utility/high voltage segment, net sales increased by $6.3 million, or 16.6%, from $38.4 million for the nine months ended October 2, 2004 to $44.7 million for the nine months ended October 1, 2005, driven by the recent hurricane activity in the southeastern United States, strong overall market demand and new product penetration.

Gross profit. Gross profit increased by $10.4 million, or 8.8%, from $118.5 million for the nine months ended October 2, 2004 to $128.9 million for the nine months ended October 1, 2005.   Excluding the impact of inventory purchase accounting adjustments in our general industrial and fire service segments of $2.0 million and $1.3 million, respectively, gross profit increased by $13.7 million, or 11.6%.  This increase was primarily attributable to the $28.2 million, or 8.5% increase in net sales. After adjusting for the inventory purchase accounting adjustments, our overall gross profit margin of 36.8% for the nine months ended October 1, 2005 was favorable to the 35.8% gross profit margin for the nine months ended October 2, 2004. In our general industrial segment (after adjusting for expenses related to purchase accounting of $2.0 million), gross profit increased by $8.9 million, or 10.7%, from $84.0 million for the nine months ended October 2, 2004 to $92.9 million for the nine months ended October 1, 2005. This increase was primarily due to the overall net sales increase of $15.3 million, or 6.6%, favorable exchange rates which has an impact of $2.4 million, and improved margin realization.

In our fire service segment (after adjusting for expenses related to purchase accounting of $1.3), gross profit increased by $1.3 million, or 6.4%, from $19.7 million for the nine months ended October 2, 2004 to $21.0 million for the nine months ended October 1, 2005, as the $6.6 million, or 11.0% increase in net sales was partially offset by lower margin realization. In our utility/high voltage segment, gross profit increased by $3.5 million, or 23.6%, from $14.7 million for the nine months ended October 2, 2004 to $18.2 million for the nine months ended October 1, 2005, primarily due to the $6.3 million, or 16.6% increase in net sales and improved manufacturing performance.

Operating expenses. Operating expenses increased by $29.5 million, or 37.3%, from $79.1 million for the nine months ended October 2, 2004 to $108.6 million for the nine months ended October 1, 2005. In our general industrial segment, operating expenses increased by $9.1 million, or 15.1%, from $59.9 million for the nine months ended October 2, 2004 to $69.0 million for the nine months ended October 1, 2005, primarily due to incremental amortization expense of $2.1 million associated with intangible assets recorded as part of purchase accounting; higher exchange rates, which had an impact of $1.7 million; higher payroll and other administrative costs; and increased variable distribution and selling expenses associated with the $15.3 million, or 6.6% increase in net sales. In our fire service segment, operating expenses increased $2.4 million, or 28.5%, from $8.4 million for the nine months ended October 2, 2004 to $10.8 million for the nine months ended October 1, 2005, primarily due to higher amortization expense of $1.6 million associated with intangible assets recorded as part of purchase accounting and additional general and administrative expenses. In our utility/high voltage segment, operating expenses increased by $1.8 million, or 28.0%, from $6.4 million for the nine months ended October 2, 2004 to $8.2 million for the nine months ended October 1, 2005, primarily due to higher amortization expense of $1.0 million associated with intangible assets recorded as part of purchase accounting and higher selling expenses. Corporate expenses for the nine months ended October 2, 2004 consisted of $3.8 million of general and administrative expenses and $0.6 million of expenses associated with exploring strategic alternatives.  Corporate expenses for the nine months ended October 1, 2005 consisted of $4.2 million of general and administrative expenses and $16.4 million of management incentive compensation expense related to the Acquisition.  The increase in corporate general and administrative expenses of $0.4 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Income from operations. Income from operations decreased by $19.1 million, or 48.4%, from $39.4 million for the nine months ended October 2, 2004 to $20.3 million for the nine months ended October 1, 2005.  Included in income from operations for the nine months ended October 1, 2005 were: (1) inventory purchase accounting charges of $3.3 million; (2) incremental amortization expenses of $4.7 million related to purchase accounting; and (3) $16.4 million of management incentive compensation expense.  Included in income from operations for the nine months ended October 2, 2004 were $0.6 million of expenses related to exploring strategic alternatives.  Excluding these charges, income from operations increased by $4.7 million, or 11.7%.  Excluding these same charges, as a percentage of net sales, income from operations increased from 12.1% for the nine months ended October 2, 2004 to 12.5% for the nine months ended October 1, 2005. In our general industrial segment (after adjusting for expenses related to purchase accounting of $4.1 million), income from operations increased by $2.0 million, or 8.1%, from $24.0 million for the nine months ended October 2, 2004 to $26.0 million for the nine months ended October 1, 2005, primarily due to higher net sales of $15.3 million, or 6.6%. In our fire service segment (after adjusting for expenses related to purchase accounting of $2.9 million), income from operations increased by $0.4 million, or 3.8%, from $11.4 million for the nine months ended October 2, 2004 to $11.8 million for the nine months ended October 1, 2005, as the $6.6 million, or 11.0%, increase in net sales was partially offset by lower margin realization. In our utility/high voltage segment (after adjusting for expenses related to purchase accounting of $1.0 million), income from operations increased by $2.8 million, or 32.8%, from $8.3 million for the nine months ended October 2, 2004 to $11.1 million for the nine months ended October 1, 2005, primarily due to higher net sales of $6.3 million, or 16.6%, and improved manufacturing performance. Corporate expenses for the nine months ended October 2, 2004 consisted of $3.8 million of general and administrative expenses and $0.6 million of expenses associated with exploring strategic alternatives.  Corporate expenses for the nine months ended October 1, 2005 consisted of $4.2 million of general and administrative expenses and $16.4 million of management incentive compensation expense related to the Acquisition.  The increase in corporate general and administrative expenses of $0.5 million was primarily due to higher payroll and administrative expenses including costs associated with public reporting and Sarbanes-Oxley Act related compliance requirements.

Included in income from operations for the nine months ended October 1, 2005 and October 2, 2004 were depreciation and amortization expenses of $13.7 million and $8.9 million, respectively. Of these amounts, $9.3 million, $1.9 million, $2.5 million and $0.0 million were attributable to the general industrial, fire service, utility/high voltage segments and corporate, respectively, for the nine months ended October 1, 2005 and $7.2 million, $0.3 million, $0.9 million and $0.5 million were attributable to these segments and corporate for the nine months ended October 2, 2004.

Interest expense. Interest expense increased by $4.8 million, or 17.8%, from $26.9 million for the nine months ended October 2, 2004 to $31.7 for the nine months ended October 1, 2005 primarily due to the net impact of an increase in interest expense associated with the senior pay in kind notes and a decrease in preferred unit dividends included in interest expense associated with the redemption of $60 million of mandatorily redeemable preferred units of Holdings.  Included in interest expense were non-cash interest charges associated with the senior pay in kind notes and preferred unit dividends of $10.0 million for the nine months ended October

2, 2004 and $14.2 million for the nine months ended October 1, 2005.

Seller transaction expenses. Holdings incurred $4.6 million in transaction expenses (primarily related to professional services) for the nine months ended October 1, 2005.  The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Acquisition.

Other, net. Other, net decreased by $0.6 from $1.2 million for the nine months ended October 2, 2004 to $0.6 million for the nine months ended October 1, 2005 due to lower unrealized foreign exchange losses recorded during the nine months ended October 1, 2005 and the $0.4 million loss recorded on the sale of property, plant and equipment for the nine months ended October 2, 2004.

Income tax expense. Income tax expense increased by $0.8 million, from $2.9 million for the nine months ended October 2, 2004 to $3.7 million for the nine months ended October 1, 2005, as a result of higher income tax expense levels at foreign operations.

Net income (loss). Net income (loss) decreased by $27.9 million, from $8.4 million for the nine months ended October 2, 2004 to $(18.5) million for the nine months ended October 1, 2005. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the nine months ended October 1, 2005 and October 2, 2004, cash provided by operating activities was $20.1 million and $8.4 million, respectively. The $11.7 million improvement was primarily attributable to the $4.7 million increase in operating income (after adjusting for expenses related to purchase accounting, management incentive compensation, and strategic alternatives expense) and favorable working capital activity.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $5.7 million for the nine months ended October 1, 2005 and $4.3 million for the nine months ended October 2, 2004.  The successor period investing activities from July 20, 2005 through October 1, 2005 include $204.5 million of cash purchase price related to the Acquisition recorded as part of purchase accounting.

As of October 1, 2005, we had working capital of $122.8 million and cash of $4.2 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the predecessor period from January 1, 2005 through July 19, 2005, net cash provided by financing activities was $20.6 million, representing payments for deferred financing fees of $3.2 million; proceeds from the issuance of 11¾% senior pay in kind notes of $100.0 million; payments on long-term obligations of $13.6 million, including an excess cash flow sweep payment under the terms of our former senior credit facility of $12.2 million; payment in respect of preferred units of $60.0 million; and distributions in respect of the common units of certain members of management of $2.5 million.  For the successor period from July 20, 2005 through October 1, 2005, net cash provided by financing activities was $201.2 million, including $88.0 million of borrowings under the New Credit Facility, $23.6 million of proceeds from the issuance of senior pay in kind notes, and $109.7 million of capital contributions.  Additionally, we paid $19.8 million in deferred financing costs consisting of expenses associated with the New Credit Facility, the $152.5 million senior subordinated notes, and the senior pay in kind notes which are further discussed below.   For the Predecessor nine months ended October 2, 2004, net cash used in financing activities was $5.2 million, representing payments on long-term obligations of $3.3 million and distributions to members of $1.9 million.

On July 19, 2005, by operation of law upon consummation of the merger of SPH Acquisition LLC (“SPH Acquisition”) and Norcross (the “Merger”), and pursuant to an assumption agreement entered into among SPH Acquisition, Norcross, North Safety Products Inc. (“North Safety”), and Morning Pride Manufacturing L.L.C. (“Morning Pride”, and together with North Safety, the “U.S. Subsidiary Borrowers”), all of the rights and obligations of SPH Acquisition, as borrower, under the credit agreement among SPH Acquisition, the Company, as a guarantor, North Safety Products Ltd. (the “Canadian Borrower,” which became a party to the credit agreement upon consummation of the Merger), Credit Suisse, as Administrative Agent, Bank of America, NA, as Syndication Agent, GMAC Commercial Financing LLC, La Salle Bank National Association and US Bank NA, as Documentation Agents, Credit Suisse, Toronto Branch, as Canadian Agent, and certain other lenders (the “New Credit Facility”) were assigned by SPH Acquisition to Norcross and the U.S. Subsidiary Borrowers, and assumed by Norcross and the U.S. Subsidiary Borrowers from SPH Acquisition, and whereby Norcross became Parent Borrower (as defined in the New Credit Facility).

The New Credit Facility provides for aggregate borrowings of $138.0 million, consisting of (a) a term loan in the amount of $88.0 million, payable in twenty-eight consecutive quarterly installments commencing on September 30, 2005 and (b) a revolving credit facility in an aggregate principal amount of $50.0 million.  The revolving credit facility is comprised of a U.S. revolving facility and a Canadian sub facility.  The amount of the total U.S. revolving facility is an amount equal to $50.0 million less the amount at such time outstanding under the Canadian subfacility.  The amount of the total Canadian subfacility is an amount denominated in Canadian dollars having a U.S. dollar equivalent of $25.0 million less the amount at such time outstanding under the U.S. revolving facility.  At any time upon the request of Norcross or the U.S. Subsidiary Borrowers (as defined), one or more new term loan facilities may be added in any aggregate amount of up to $100.0 million (and not less than $10.0 million for any such additional term loan), subject to certain conditions, the proceeds of which shall be used to finance permitted acquisitions, pay fees and related expenses thereto and to refinance indebtedness of the entity or associated with the assets to be so acquired.  The New Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the credit agreement.  The proceeds of the New Credit Facility were used primarily to refinance our existing senior credit facility.

As of October 1, 2005, borrowings under the New Credit Facility bore interest at a weighted average rate of 6.0%. Prior to June 30, 2010, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $0.9 million per annum, with the remainder due on September 30, 2012.

On November 1, 2005, Norcross entered into the Incremental Facility Amendment to the credit agreement dated July 19, 2005 (the “Amendment”).  Under the terms of the Amendment, Norcross, the U.S. Borrowers and the Lenders agreed to a total incremental term commitment from the Increasing Lenders of $65.0 million.  Additionally, the Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.

Borrowings under the U.S. revolving facility and term loan will bear interest at a rate per annum equal to our choice of (a) an alternate base rate (which is equal to the higher of (i) the rate of interest announced by Credit Suisse as its prime rate in effect and (ii) the federal funds rate plus 0.50%) or (b) the Eurodollar rate, plus an applicable margin.  Borrowings under the Canadian subfacility will bear interest at a rate per annum equal to the Canadian prime rate (which is the higher of (i) the rate of interest announced by Credit Suisse, Toronto Branch, as its reference rate then in effect for determining interest rates on Canadian dollar denominated commercial loans in Canada and (ii) the CDOR rate plus 0.50% per annum), plus an applicable margin, or with respect to banker’s acceptances or their equivalents, the discount rate (as defined in the credit agreement) plus an applicable margin.

Initially, the applicable margin with respect to the revolving credit facility is (a) 1.25% in the case of alternate base rate loans and Canadian dollar prime loans and (b) 2.25% in the case of Eurodollar rate loans and bankers’ acceptance rate loans.  With respect to the term loan, the applicable margin will be (a) 1.00% in the case of alternate base rate loans and (b) 2.00% in the case of Eurodollar rate loans.  After our fiscal quarter ending December 31, 2005, the margins applicable to the revolving credit facility and the U.S. swing line loans will adjust on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries.  In addition, we will be required to pay to the lenders under the revolving credit facility an initial commitment fee in respect of the unused commitments thereunder at a per annum rate of 0.50%.  After our fiscal quarter ending December 31, 2005, the commitment fee rate will adjust on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries.

Norcross’ domestic subsidiaries (including any future or indirect subsidiaries that may be created or acquired by us) and the Company guarantee the U.S. Subsidiary Borrowers’ and Norcross’ obligations under the New Credit Facility. The guarantees in respect of the New Credit Facility are secured by a perfected first priority security interest in all of the Company’s equity securities, the equity securities of its direct and indirect domestic subsidiaries, substantially all of the guarantors’ tangible and intangible assets and 65% of the equity securities of, or equity interest in, certain of its foreign first-tier subsidiaries, subject to certain exceptions.  All of the Canadian Borrower’s obligations under the New Credit Facility are be secured by all of the assets of our present and future Canadian subsidiaries, and are guaranteed by all of our present and future Canadian subsidiaries.

The New Credit Facility contains certain customary covenants, including among other things:

•      affirmative covenants requiring us to provide certain financial statements to the Administrative Agent for distribution to its lenders and to pay material obligations when due, maintain its legal existence, keep its material properties in good working order and condition, provide certain notices to the Administrative Agent for distribution to its lenders, comply in all material respects with environmental laws and maintain at all times ratings for the New Credit Facility;

•      restrictive covenants including limitations on other indebtedness, liens, fundamental changes, asset sales, restricted payments, capital expenditures, investments, prepayments, transactions with affiliates, sales and leasebacks, negative pledges, lines of business; and

•      financial covenants requiring us to maintain a maximum total leverage ratio of total debt over EBITDA for the period, a minimum fixed charge coverage ratio of EBITDA less capital expenditures over fixed charges for the period and a minimum interest coverage ratio of EBITDA over interest expense for the period.

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

On January 7, 2005, Holdings and NSP Holdings Capital Corp. (“Capital”) issued $100.0 million of 11 3/4% senior pay in kind notes due 2012 the “Senior Notes”. The proceeds were used to: (i) make a payment in respect of preferred units of $60.0 million, $58.0 million of which were payments in respect of accrued preferred yield and $2.0 million of which was the return of a portion of the original capital contribution made by holders of Holdings preferred units, (ii) make distributions in respect of the common units of certain members of management of $2.5 million, and (iii) pay fees and expenses. The remainder of the net proceeds were used for general corporate purposes, including potential acquisitions and/or distributions to Holdings’ unit holders.

In connection with the closing of the Acquisition, the Company entered into a second supplemental indenture dated as of July 19, 2005 (the “Second Supplemental Indenture”) among Holdings, Capital, the Company and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of January 7, 2005 (the “Indenture”) by and among Holdings, Capital and the Trustee providing for the issuance of the Senior Notes. Pursuant to the terms of the Second Supplemental Indenture, the Company assumed all of the rights, powers, commitments, obligations and liabilities of Holdings under the Indenture and the Senior Notes.

On July 19, 2005,  the Company sold $25.0 million in principal amount of 11 3/4% senior pay in kind notes due 2012 (the “New Notes”). The New Notes were sold pursuant to a purchase agreement, dated June 28, 2005 (the “Purchase Agreement”), by and between the Company and Credit Suisse First Boston, LLC (the “Initial Purchaser”). The New Notes were issued pursuant to the Indenture. Pursuant to the term of the Purchase Agreement, the New Notes were sold to the Initial Purchaser and were resold to qualified institutional buyers in compliance with the exemption from registration.

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

We believe that our internal cash flows and borrowings under the revolving portions of the New Credit Facility will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the foreseeable future, including funding our operations, debt service and capital expenditures. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including our senior subordinated notes and the New Credit Facility, may limit our ability to pursue any of these alternatives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holdings’ and the Company’s exposure to market risk since December 31, 2004, as applicable.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of October 1, 2005, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 1,182 lawsuits involving respirators manufactured and sold by it or its predecessors. We are also monitoring an additional 11 lawsuits in which we feel that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 1,193 lawsuits represent approximately 23,938 (excluding spousal claims) plaintiffs. Approximately 92% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos.  We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc.  In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business. Invensys is currently handling the defense of all of the cases prior to October 1998 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. We are jointly with Invensys handling the defense of all of the cases which allege exposure including periods pre and post October 1998. We will individually handle the defense of all cases with exclusive post October 1998 exposure, however, we have not been involved in a case with exclusive post October 1998 exposure to date. As of October 1, 2005, Invensys has sent us requests for reimbursement totaling $214,900, relating to settled cases in which Invensys claims that the period of alleged exposure included periods after October 1998. To date, we have not reimbursed Invensys for these claims, as we are currently pursuing negotiations regarding the allocation of costs and the determination of the alleged exposure periods. Based on information provided to us by Invensys, we believe that Invensys has made payments with respect to settlement of these claims of $59,500 for the nine months ended October 1, 2005.

Consistent with the current environment being experienced by companies involved in silica and asbestos-related litigation, there has been an increase in the number of asserted claims that could potentially involve us. Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the nine months ended October 1, 2005:

	Plaintiffs	Cases
Beginning lawsuits	25,944	858
New lawsuits	2,051	505
Settlements	(45)	(23)
Dismissals and other	(4,012)	(147)
Ending lawsuits	23,938	1,193

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 928 cases pending as of October 1, 2005, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 1,182 complaints maintained in our records, 909 do not specify the amount of damages sought, 26 generally allege damages in excess of $50,000, two allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 90 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, 18 allege compensatory damages and punitive damages, each in excess of $50,000, 26 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, two allege compensatory and punitive damages, each in excess of $15,000, seven allege punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, 88 generally allege damages in excess of $15,000, six generally allege damages in excess of $25,000, one alleges compensatory damages in excess of $25,000 and two allege compensatory and punitive damages each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 11 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

During the year ended December 31, 2004, the Predecessor recorded a $1.25 million liability and charge to operating expenses to establish a reserve for respiratory claims, which remains outstanding as of October 1, 2005. We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by us in consultation with an independent consultant. We believe that a five-year projection of claims and defense costs is the most reasonable approach.  However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

We are not otherwise involved in any material lawsuits.  We historically have not been required to pay any material liability claims.  We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. In connection with the North Safety Products acquisition, the Predecessor recorded a $2.5 million reserve for potential uninsured product liability claims of North Safety Products for periods prior to October 1998. This reserve was established at the date of acquisition and relates to potential claims primarily associated with fall protection products sold in Canada. Through December 2003, the Predecessor incurred charges of approximately $0.2 million against this reserve, which reduced the reserve balance to $2.3 million. During 2004, the Predecessor reduced this reserve to $1.0 million to reflect our current expectations of the liability based on information available and recorded a $1.3 million credit to operating expenses. The $1.0 million reserve remains outstanding as of October 1, 2005. This reserve is re-evaluated periodically, and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

10.1

Incremental Facility Amendment dated as of November 1, 2005 among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., the Several Lenders from Time to Time Parties thereto, and Credit Suisse, as Administrative Agent.

10.2

Stock Purchase Agreement dated as of October 3, 2005 by and among Norcross Safety Products L.L.C., The Fibre-Metal Products Company, Residuary Trust under the Will of Charles E. Bowers, Jr., Trust under the Will of Charles E. Bowers, Jr. for the benefit of Judith L. Bowers, Charles E. Bowers, Jr. Irrevocable Trust dated December 17, 1990 and Charles J. Grandi.

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

SAFETY PRODUCTS HOLDINGS, INC.

November 15, 2005	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 15, 2005	By:	/s/ DAVID F. MYERS, JR.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

SAFETY PRODUCTS HOLDINGS, INC.
FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

10.1

Incremental Facility Amendment dated as of November 1, 2005 among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., the Several Lenders from Time to Time Parties thereto, and Credit Suisse, as Administrative Agent.

10.2

Stock Purchase Agreement dated as of October 3, 2005 by and among Norcross Safety Products L.L.C., The Fibre-Metal Products Company, Residuary Trust under the Will of Charles E. Bowers, Jr., Trust under the Will of Charles E. Bowers, Jr. for the benefit of Judith L. Bowers, Charles E. Bowers, Jr. Irrevocable Trust dated December 17, 1990 and Charles J. Grandi.

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