Form 10-Q
period 2006-07-01
Safety Products Holdings, Inc.
filed 2006-08-14
CIK 1333290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

On August 14, 2006 Safety Products Holdings, Inc. had 11,023,258 common shares outstanding.

SAFETY PRODUCTS HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
For the Quarterly Period Ended July 1, 2006

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SAFETY PRODUCTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands) (Unaudited)

	Successor
	December 31,	July 1,
	2005 (1)	2006
Assets
Current assets:
Cash and cash equivalents	$20,819	$9,661
Accounts receivable, less allowance of $2,317 and $2,428 in 2005 and 2006, respectively	68,286	81,424
Inventories	93,462	112,721
Deferred income taxes	3,230	3,230
Prepaid expenses and other current assets	3,206	3,635
Total current assets	189,003	210,671
Property, plant and equipment, net	67,315	71,090
Deferred financing costs, net	19,669	18,200
Goodwill, net	135,718	159,372
Other intangible assets, net	276,842	274,083
Other noncurrent assets	5,109	5,222
Total assets	$693,656	$738,638

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,229	$27,007
Accrued expenses	34,137	33,921
Current maturities of long-term obligations	1,846	2,214
Total current liabilities	57,212	63,142
Pension, post-retirement and deferred compensation	32,340	31,637
Long-term obligations	441,393	464,128
Other noncurrent liabilities	5,376	7,353
Deferred income taxes	50,268	49,557
Minority interest	176	191
	529,553	552,866
Shareholders’ equity:
Common shares	110	110
Contributed capital	109,560	111,203
(Accumulated deficit) retained earnings	(4,766)	2,390
Accumulated other comprehensive income	1,987	8,927
Total shareholders’ equity	106,891	122,630
Total liabilities and shareholders’ equity	$693,656	$738,638

(1)          December 31, 2005 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Predecessor	Successor	Predecessor	Successor
	Three months ended		Six months ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
Net sales	$118,126	$136,246	$238,070	$278,122
Cost of goods sold	73,457	83,334	149,059	171,479
Gross profit	44,669	52,912	89,011	106,643
Operating expenses:
Selling	10,978	13,239	22,356	26,114
Distribution	6,346	8,061	12,620	15,987
General and administrative, excludes amortization of intangibles and includes $280 and $1,080 of management incentive compensation for the three and six months ended July 1, 2006, respectively	11,361	12,742	22,428	26,699
Amortization of intangibles	141	2,741	283	5,467
Total operating expenses	28,826	36,783	57,687	74,267
Income from operations	15,843	16,129	31,324	32,376
Other expense (income):
Interest expense	10,936	11,402	21,657	22,650
Interest income	(401)	(167)	(829)	(330)
Other, net	436	(169)	822	(540)
Income before income taxes and minority interest	4,872	5,063	9,674	10,596
Income tax expense	2,153	1,590	3,757	3,425
Minority interest	7	4	11	15
Net income	$2,712	$3,469	$5,906	$7,156

See notes to unaudited consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Predecessor	Successor
	Six months ended
	July 2, 2005	July 1, 2006
Operating activities
Net income	$5,906	$7,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,311	6,496
Amortization of intangibles	283	5,467
Amortization of deferred financing costs	1,185	1,670
Amortization of net original issue discount (premium)	50	(77)
Deferred income taxes	(153)	67
Minority interest	11	15
Noncash interest	10,113	8,128
Management incentive compensation	—	1,080
Gain on sale of property, plant and equipment	—	(67)
Changes in operating assets and liabilities:
Accounts receivable	(6,587)	(10,607)
Inventories	(1,731)	(15,739)
Prepaid expenses and other current assets	222	(104)
Other noncurrent assets	(219)	11
Accounts payable	1,165	4,405
Accrued expenses	(717)	(1,959)
Pension, postretirement and deferred compensation	(101)	(729)
Other noncurrent liabilities	(28)	(22)
Other	10	(9)
Net cash provided by operating activities	14,720	5,182

Investing activities
Purchase of businesses, net of cash acquired	(605)	(26,998)
Purchases of property, plant and equipment	(3,478)	(4,787)
Proceeds from sale of property, plant and equipment	—	113
Net cash used in investing activities	(4,083)	(31,672)

Financing activities
Payments for deferred financing costs	(3,246)	(201)
Proceeds from borrowings	100,000	15,000
Payments of debt	(13,637)	(948)
Proceeds from the issuance of shares	—	563
Distributions on preferred units	(60,000)	—
Distributions on common units	(2,509)	—
Net cash provided by financing activities	20,608	14,414
Effect of exchange rate changes on cash	(3,448)	918
Net increase (decrease) in cash and cash equivalents	27,797	(11,158)
Cash and cash equivalents at beginning of period	35,731	20,819
Cash and cash equivalents at end of period	$63,528	$9,661

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

On February 2, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4,453 in cash (including acquisition costs of $203 and net of cash acquired of $183) and a $1,000 subordinated seller note. In addition, the purchase price may be increased by $750 over the next four years based on American Firewear achieving certain financial and operating objectives. The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note. The results of operations of American Firewear are included in the Company’s consolidated statement of operations from the date of acquisition. The Company has not finalized the allocation of purchase price as of July 1, 2006.

On June 9, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The White Rubber Corporation (“White Rubber”). The purchase price was $22,182 (including acquisition costs of $636 and gross of outstanding checks of $773). The Company financed the acquisition through additional term borrowings under the senior credit facility and cash on the balance sheet.  The results of operations of White Rubber are included in the Company’s consolidated statement of operations from the date of acquisition. The Company has not finalized the allocation of purchase price as of July 1, 2006.

The acquisition of Norcross is referred to as the “Norcross Transaction”, the acquisition of Fibre-Metal is referred to as the “Fibre-Metal Transaction”, the acquisition of American Firewear is referred to as the “American Firewear Transaction”, and the acquisition of White Rubber is referred to as the “White Rubber Transaction.” Collectively, the Norcross Transaction, the Fibre-Metal Transaction, the American Firewear Transaction and the White Rubber Transaction are referred to as the “Transactions.”

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

The following table presents the pro forma net sales, income from operations, and net income of the Company assuming the Transactions had occurred on January 1, 2005:

	Predecessor	Successor
	Six months ended July 2, 2005	Six months ended July 1, 2006
Net sales	$267,721	$286,769
Income from operations	27,296	33,393
Net income	923	7,065

3.                 Reclassifications

Certain account balances have been reclassified from the prior year to conform with current year presentation. Specifically, discounts and rebate expenses were reclassified from selling expenses to net sales. The impact of this reclassification resulted in a reduction of selling expenses and net sales of  $719 and $1,198 for the three months ended July 2, 2005 and the six months ended July 2, 2005, respectively.

4.                 Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

The accounting provision of FIN 48 will be effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

5.                 Management Incentive Compensation

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

Prior to December 31, 2005, the Company accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (“ABP”) No. 25, Accounting for Stock Issued to Employees (“APB No.25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R), Share-Based Payments (“SFAS No. 123(R)”). As a result of adopting SFAS No. 123(R) on January 1, 2006, income before income taxes and net income for the six months ended July 1, 2006, are $1,080 and $660 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The application of the fair value provisions of SFAS No. 123(R) would not have had an impact on the Company’s results for the six months ended July 2, 2005. The $280 and $1,080 of management incentive compensation is recorded in general and administrative expenses for the three and six months ended July 1, 2006, respectively.

In January 2006, the Company granted of a total of 1,213,559 non-qualified options in connection with the Plan. Outstanding non-qualified stock options have an expiration date ten years from the date of grant. All non-qualified stock options were granted with an exercise price equal to the fair market value on the date of grant. During the six months ended July 1, 2006, no options were forfeited or exercised.

The non-qualified stock options are scheduled to vest over an approximate eight year period. In addition, a portion of the non-qualified stock options are subject to accelerated vesting provisions when certain performance targets are met. The first performance target was met, and therefore the first installment was vested as of July 1, 2006. If certain additional performance targets are met, the remaining four installments will vest on, or within 120 days following, December 31 of each calendar year 2006 through 2009. The non-qualified stock options are subject to further acceleration clauses based on change in control provisions. As of July 1, 2006, 272,980 shares of non-qualified stock options were vested. As of July 1, 2006, there was approximately $3,719 of unrecognized management incentive compensation related to nonvested non-qualified stock options. The Company expects to recognize this management incentive compensation over a weighted average period of 4.0 years.

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

Weighted-average fair value of options granted:

At fair value	$3.95

Assumptions:
Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	5.0%
Expected life of option (years)	5.0

6.                 Inventories

Inventories consist of the following:

	Successor
	December 31, 2005	July 1, 2006
At FIFO cost:
Raw materials	$23,755	$29,627
Work in process	12,745	13,976
Finished goods	57,126	69,282
	93,626	112,885
Adjustment to LIFO cost	(164)	(164)
	$93,462	$112,721

7.              Long-Term Obligations

The Company’s long-term obligations consist of the following:

	Successor
	December 31, 2005	July 1, 2006
Revolving credit facilities	$—	$—
Term loan	152,390	166,574
Senior pay in kind notes	138,357	146,485
Senior subordinated notes	152,500	152,500
European term loans	248	186
Subordinated seller note	—	1,000
Capital lease obligations	75	5
Unamortized discount on senior pay in kind notes	(7,517)	(7,086)
Unamortized premium on senior subordinated notes	7,186	6,678
	443,239	466,342
Less: Current maturities of long-term obligations	1,846	2,214
	$441,393	$464,128

Aggregate maturities of long-term obligations as of July 1, 2006, are as follows:

2007	$2,214
2008	2,140
2009	2,096
2010	8,506
2011	168,830
Thereafter	282,556
$466,342

8.              Income Taxes

The income tax expense for the Predecessor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income before taxes and minority interest primarily due to: 1) the tax structure of certain U.S. subsidiaries which requires income taxes to be distributed to and paid by the unitholders, 2) net operating loss carryforwards in the United States and 3)the settlement of income tax audits in the Company’s foreign subsidiaries.

The income tax expense for the Successor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income before income taxes and minority interest primarily due to net operating loss carryforwards in the United States, the impact of purchase accounting adjustments related to the Transactions and 3) the impact of foreign statutory rate changes on the Company’s deferred taxes.

9.                 Employee Benefit Plans

The following table sets forth the components of net periodic benefit cost:

	Predecessor		Successor
	Six months ended July 2, 2005		Six months ended July 1, 2006
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits

Service cost	$834	$12	$982	$12
Interest cost	1,810	40	1,888	36
Expected return on plan assets	(1,554)	—	(1,812)	—
Amortization of prior service cost	2	8	—	—
Amortization of actuarial loss	568	44	—	—
	$1,660	$104	$1,058	$48

10.          Restructuring and Merger-Related Charges

In conjunction with the Fibre-Metal Transaction, the Company initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to its Cranston, Rhode Island and Mexicali, Mexico facilities. In addition, the Company plans to close certain Fibre-Metal distribution centers and integrate Fibre-Metal distribution into its existing distribution facilities. The Company initiated this plan in order to increase profitability through utilizing excess capacity at its existing plants and to move manufacturing to locations with favorable labor costs. As of the date of the Fibre-Metal Transaction, the Company recorded an accrual for costs associated with the plan of $1,716, comprised of $1,383 in severance costs and $333 in facility closure and other exit costs. Since the Fibre-Metal Transaction there have been $72 of payments recorded against the liability.

In conjunction with the White Rubber Transaction, the Company initiated a restructuring plan to move certain production and distribution functions located in Ohio and Washington to its Charleston, South Carolina, Skokie, Illinois and Chicago, Illinois facilities.  The Company initiated this plan in order to increase profitability through utilizing excess capacity and consolidating distribution functions.  As of the date of the White Rubber Transaction, the Company recorded an accrual for costs associated with the plan of $1,018, comprised of severance costs.   Since the White Rubber Transaction there have been no payments or adjustments to the liability.

11.          Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of July 1, 2006, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 985 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. The Company is also monitoring an additional 12 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 997 lawsuits represent a total of approximately 9,468 plaintiffs. Approximately 87% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purposed injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

In addition, the Company’s North Safety Products subsidiary is contractually entitled to indemnification from Norton Company, an affiliate of Saint-Gobain, which owned the North Safety Products business prior to Invensys. Pursuant to a December 14, 1982 asset purchase agreement, Siebe Norton, Inc., a newly formed wholly-owned subsidiary of Norton Company, acquired the assets of Norton’s Safety Products Division and the stock of this company was in turn acquired by Siebe Gorman Holdings PLC. Under the terms of the agreement, Siebe Norton, Inc. did not assume any liability for claims relating to products shipped by Norton Company prior to the closing date. Moreover, Norton Company covenanted in the agreement to indemnify Siebe Norton, Inc. and its successors and assigns against any liability resulting from or arising out of any state of facts, omissions or events existing or occurring on or before the closing date, including, without limitation, any claims arising from products shipped by Norton Company or any of its affiliates prior to the closing date. Siebe Norton, Inc., whose name was subsequently changed to Siebe North Inc., was subsequently acquired by the Company as part of the 1998 acquisition of the North Safety Products business from Invensys.

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

Effective July 1, 2006, the Company plans to enter into a joint defense agreement through December 31, 2008 with the former owners of the North Safety Products business (the “Joint Defense Agreement”).  Under the terms of the Joint Defense Agreement, the Company agreed to pay a weighted average percentage of defense costs associated with defending the Company and the prior owners of the North Safety Products business subject to a cap of $525, $960 and $1,000 for the period from July 1, 2006 through December 31, 2006, the year ended December 31, 2007 and the year ended December 31, 2008, respectively.  The cap excludes settlement costs and other costs incurred exclusively by the Company, including trial costs and special requests of counsel.  Separately, the Company agreed to pay Invensys $200 related to settled cases through June 30, 2006 in which Invensys claims that the period of alleged exposure included periods after October 1998.

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the six months ended July 1, 2006:

	Plaintiffs	Cases
Beginning lawsuits	18,459	1,148
New lawsuits	601	452
Settlements	(5)	(5)
Dismissals and other	(9,587)	(598)
Ending lawsuits	9,468	997

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 985 cases pending as of July 1, 2006 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 985 complaints maintained in the Company’s records, 747 do not specify the amount of damages sought, 26 generally allege damages in excess of $50, three allege compensatory damages in excess of $50 and an unspecified amount of punitive damages, 92 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, 11 allege compensatory damages and punitive damages, each in excess of $50, 20 generally allege damages in excess of $15,000, one generally alleges damages not to exceed $290,000, one generally alleges damages of $23,000, one alleges compensatory damages and punitive damages, each in excess of $10, four allege general damages of $18,000 and punitive damages of $10,000, two allege general damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, four allege punitive damages in excess of $25, one alleges punitive damages in excess of $50, 57 generally allege damages in excess of $15, five generally allege damages in excess of $25, one alleges compensatory damages of $18,000 and punitive damages of $10,000, one alleges punitive damages of $13,500 and compensatory damages of $10,000, one alleges punitive damages of $13,000 and compensatory damages of $10,000, one alleges compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each of $15, and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Predecessor recorded a $1,250 reserve for respiratory claims. The Company increased this reserve to $7,000 and recorded the increase as part of the purchase price allocation process associated with the Norcross Transaction. The increase represents a decision by new ownership to enter into the Joint Defense Agreement with the prior owners of North Safety Products. This reserve represents a reasonable estimate of the Company’s probable and estimable liabilities for claims alleging injury resulting from exposure to silica dust and other dust particles, including asbestos as determined by the Company in consultation with an independent consultant. The Company has determined that a five-year projection of claims and related defense costs is the most reasonable approach. However, it is possible that the Company may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

12.          Segment Data

The following table presents information about the Company by segment:

	General Safety & Preparedness	Fire Service	Electrical Safety	Corporate	Eliminations	Total
Predecessor
Three Months Ended July 2, 2005
Net sales—third parties	$81,140	$22,086	$14,900	$—	$—	$118,126
Net sales—intersegment	2,297	—	—	—	(2,297)	—
Income (loss) from operations	9,291	3,763	4,142	(1,353)	—	15,843

Successor
Three Months Ended July 1, 2006
Net sales—third parties	95,212	22,184	18,850	—	—	136,246
Net sales—intersegment	2,238	—	—	—	(2,238)	—
Income (loss) from operations	11,483	2,026	4,271	(1,651)	—	16,129

Predecessor
Six Months Ended July 2, 2005
Net sales—third parties	163,881	45,086	29,103	—	—	238,070
Net sales—intersegment	4,855	—	—	—	(4,855)	—
Income (loss) from operations	18,103	8,144	7,827	(2,750)	—	31,324

Successor
Six Months Ended July 1, 2006
Net sales—third parties	194,395	46,256	37,471	—	—	278,122
Net sales—intersegment	4,903	—	—	—	(4,903)	—
Income (loss) from operations	22,759	4,688	9,148	(4,219)	—	32,376

13.          Subsidiary Guarantors

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

14.          Comprehensive Income

Total comprehensive (loss) income (which includes the impact of foreign currency translation) for the three months ended July 2, 2005 and July 1, 2006 amounted to $(1,832) and $8,705, respectively.  Total comprehensive (loss) income for the six months ended July 2, 2005 and July 1, 2006 amounted to $(1,158) and $14,096, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. We sell our products under trusted, long-standing and well-recognized brand names, including North, KCL, Fibre-Metal, Morning Pride, Ranger, Servus, Pro-Warrington, American Firewear and Salisbury. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, bunker gear and linemen equipment.

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

Predecessor and Successor

In May 2005, Safety Products entered into a purchase and sale agreement with NSP Holdings and Norcross to purchase from NSP Holdings all of the outstanding equity interests of Norcross and NSP Capital for an aggregate purchase price of approximately $481.0 million, which included the assumption or repayment of indebtedness but excluded payment of fees and expenses. The acquisition closed on July 19, 2005 and was funded with proceeds to Safety Products from the issuance and sale of senior pay in kind notes as well as an equity investment from affiliates of Odyssey and General Electric Pension Trust (“GEPT”) and certain members of management of Norcross. Concurrently with the acquisition, Norcross entered into a new senior credit facility, consisting of a revolving credit facility that provides for up to $50.0 million of borrowings and an $88.0 million term loan. As a result of the acquisition, Safety Products became the sole unit holder of Norcross. Safety Products, following the Norcross Transaction, is referred to as the “Successor.” NSP Holdings, prior to the Norcross Transaction, is referred to as the “Predecessor.”

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

In June 2006, we completed the acquisition of all of the issued and outstanding capital stock of White Rubber. The purchase price of $22.2 million (including $0.6 million of acquisition costs and gross of outstanding checks of $0.8 million) was financed through $15.0 million of additional term borrowings under the senior credit facility and cash on the balance sheet.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and six months ended July 2, 2005 and July 1, 2006. The data for the three and six months ended July 2, 2005 and July 1, 2006 have been derived from our historical unaudited financial statements.

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
	(dollars in thousands)
Net sales:
General Safety & Preparedness	$81,140	$95,212	$163,881	$194,395
Fire Service	22,086	22,184	45,086	46,256
Electrical Safety	14,900	18,850	29,103	37,471
Total net sales	118,126	136,246	238,070	278,122
Cost of goods sold	73,457	83,334	149,059	171,479
Gross profit	44,669	52,912	89,011	106,643
Operating expenses	28,826	36,783	57,687	74,267
Income from operations:
General Safety & Preparedness	9,291	11,483	18,103	22,759
Fire Service	3,763	2,026	8,144	4,688
Electrical Safety	4,142	4,271	7,827	9,148
Corporate	(1,353)	(1,651)	(2,750)	(4,219)
Total income from operations	15,843	16,129	31,324	32,376
Other expense (income):
Interest expense	10,936	11,402	21,657	22,650
Interest income	(401)	(167)	(829)	(330)
Other, net	436	(169)	822	(540)
Income before income taxes and minority interest	4,872	5,063	9,674	10,596
Income tax expense	2,153	1,590	3,757	3,425
Minority interest	7	4	11	15
Net income	$2,712	$3,469	$5,906	$7,156

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended		Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
	(as a percentage of net sales)
Net sales:
General Safety & Preparedness	68.7%	69.9%	68.9%	69.9%
Fire Service	18.7%	16.3%	18.9%	16.6%
Electrical Safety	12.6%	13.8%	12.2%	13.5%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.2%	61.2%	62.6%	61.7%
Gross profit	37.8%	38.8%	37.4%	38.3%
Operating expenses	24.4%	27.0%	24.2%	26.7%
Income from operations:
General Safety & Preparedness	7.9%	8.4%	7.6%	8.2%
Fire Service	3.2%	1.5%	3.4%	1.7%
Electrical Safety	3.5%	3.1%	3.3%	3.3%
Corporate	(1.2)%	(1.2)%	(1.1)%	(1.6)%
Total income from operations	13.4%	11.8%	13.2%	11.6%
Other expense (income):
Interest expense	9.3%	8.3%	9.1%	8.1%
Interest income	(0.4)%	(0.1)%	(0.3)%	(0.1)%
Other, net	0.4%	(0.1)%	0.3%	(0.2)%
Income before income taxes and minority interest	4.1%	3.7%	4.1%	3.8%
Income tax expense	1.8%	1.2%	1.6%	1.2%
Minority interest	0.0%	0.0%	0.0%	0.0%
Net income	2.3%	2.5%	2.5%	2.6%

Three Months Ended July 1, 2006 as Compared to Three Months Ended July 2, 2005

Net sales. Net sales increased by $18.1 million, or 15.3%, from $118.1 million for the three months ended July 2, 2005 to $136.2 million for the three months ended July 1, 2006. In our general safety and preparedness segment, net sales increased by $14.0 million, or 17.3%, from $81.2 million for the three months ended July 2, 2005 to $95.2 million for the three months ended July 1, 2006. The increase reflects a combination of the following: incremental Fibre-Metal net sales of $10.6 million, combined organic growth in our European and South African operations of $2.6 million, favorable exchange rates, which had an impact of $2.0 million, overall organic growth in our North American non-government business of $1.3 million and a decrease in government contract shipments of $2.5 million. In our fire service segment, net sales increased by $0.1 million, or 0.4%, from $22.1 million for the three months ended July 2, 2005 to $22.2 million for the three months ended July 1, 2006 as incremental American Firewear net sales of $1.8 million were offset by postponed customer orders due to the combined impact of government grant holdups and a delay in the issuance of the new NFPA standard.  In our electrical safety segment, net sales increased by $4.0 million, or 26.5%, from $14.9 million for the three months ended July 2, 2005 to $18.9 million for the three months ended July 1, 2006 primarily driven by strong market demand, new product penetration, and incremental White Rubber net sales of $1.6 million.

Gross profit. Gross profit increased by $8.2 million, or 18.5%, from $44.7 million for the three months ended July 2, 2005 to $52.9 million for the three months ended July 1, 2006, primarily due to the $18.1 million, or 15.3%, increase in net sales.  Our gross profit margin of 38.8% for the three months ended July 1, 2006 was favorable to the 37.8% gross profit margin for the three months ended July 2, 2005. In our general safety and preparedness segment, gross profit increased by $7.1 million, or 22.8%, from $31.4 million for the three months ended July 2, 2005 to $38.5 million for the three months ended July 1, 2006. This increase was primarily due to the overall net sales increase of $14.0 million, or 17.3% and improved margin realization in our North American operations (in part due to the favorable contribution of Fibre-Metal).

In our fire service segment, gross profit decreased by $0.2 million, or 2.4%, from $6.9 million for the three months ended July 2, 2005 to $6.7 million for the three months ended July 1, 2006 primarily as a result of lower margin realization (in part due to the inherent lower margin of American Firewear products and product line integration costs). In our electrical safety segment, gross profit increased by $1.3 million, or 19.5%, from $6.5 million for the three months ended July 2, 2005 to $7.8 million for the three months ended July 2, 2006, primarily due to the $4.0 million, or 26.5% increase in net sales.

Operating expenses.  Operating expenses increased by $8.0 million, or 27.6%, from $28.8 million for the three months ended July 2, 2005 to $36.8 million for the three months ended July 1, 2006. In our general safety and preparedness segment, operating expenses increased by $5.0 million, or 22.4%, from $22.0 million for the three months ended July 2, 2005 to $27.0 million for the three months ended July 1, 2006, primarily due to higher amortization expense of $1.2 million associated with intangible assets recorded as part of purchase accounting, incremental Fibre-Metal operating expenses of $2.1 million, unfavorable exchange rates, which had an impact of $0.5 million and increased variable selling and distribution expenses associated with the $14.0 million, or 17.3% increase in net sales.  In our fire service segment, operating expenses increased $1.5 million, or 51.3%, from $3.1 million for the three months ended July 2, 2005 to $4.6 million for the three months ended July 1, 2006, primarily due to higher amortization expense of  $1.0 million associated with intangible assets recorded as part of purchase accounting, incremental American Firewear operating expenses of $0.2 million, and additional general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment, operating expenses increased by $1.2 million, or 48.2%, from $2.3 million for the three months ended July 2, 2005 to $3.5 million for the three months ended July 1, 2006, primarily due to higher amortization expense of $0.4 million associated with intangible assets recorded as part of purchase accounting, incremental White Rubber operating expenses of $0.3 million and increased variable selling and distribution expenses related to the $4.0 million, or 26.5%, increase in net sales. Our corporate expenses increased $0.3 million, primarily due to non-cash management incentive compensation charges of $0.3 million related to our equity option plan and higher payroll costs during the three months ended July 1, 2006.

Income from operations. Income from operations increased by $0.3 million, or 1.8%, from $15.8 million for the three months ended July 2, 2005 to $16.1 million for the three months ended July 1, 2006. Included in income from operations for the three months ended July 1, 2006 were: (1) incremental amortization expense of $2.6 million related to purchase accounting and (2) non-cash management incentive compensation charges of $0.3 million. Excluding these charges, income from operations increased by $3.2 million, or 20.0%. Excluding these same charges, as a percentage of net sales, income from operations increased from 13.4% for the three months ended July 2, 2005 to 14.0% for the three months ended July 1, 2006. In our general safety and preparedness segment (after adjusting for incremental charges related to purchase accounting of $1.2 million), income from operations increased by $3.4 million, or 36.8%, from $9.3 million for the three months ended July 2, 2005 to $12.7 million for the three months ended July 1, 2006, primarily due to higher net sales of $14.0 million, or 17.3% and favorable margin realization. In our fire service segment (after adjusting for incremental charges related to purchase accounting of $1.0 million), income from operations decreased by $0.7 million, or 19.5%, from $3.7 million for the three months ended July 2, 2005 to $3.0 million for the three months ended July 1, 2006, primarily as a result of lower margin realization and higher general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment (after adjusting for incremental charges related to purchase accounting of $0.4 million), income from operations increased by $0.5 million, or 12.1%, from $4.1 million for the three months ended July 2, 2005 to $4.6 million for the three months ended July 1, 2006, primarily due to higher net sales of $4.0 million, or 26.5%. Our corporate expenses increased $0.3 million, primarily due to management incentive compensation charges of $0.3 million related to our equity option plan and higher payroll costs during the three months ended July 1, 2006.

Included in income from operations for the three months ended July 1, 2006 and July 2, 2005 were depreciation and amortization expenses of $6.1 million and $2.7 million, respectively. Of these amounts, $4.1 million, $1.1 million, and $0.9 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the three months ended July 1, 2006 and $2.3 million, $0.1 million, and $0.3 million were attributable to these segments for the three months ended July 2, 2005.

Interest expense. Interest expense increased by $0.5 million, or 4.3%, from $10.9 million for the three months ended July 2, 2005 to $11.4 million for the three months ended July 1, 2006 primarily due to higher outstanding debt balances related to the Fibre-Metal and White Rubber Transactions offset by a decrease in preferred unit dividends included in interest expense.  Included in interest expense were non-cash interest charges associated with the senior pay in kind notes and preferred unit dividends of $5.1 million for the three months ended July 2, 2005 and non-cash interest charges associated with the senior pay in kind notes of $4.0 million for the three months ended July 1, 2006.

Other, net. Other, net decreased by $0.6 million from $0.4 million for the three months ended July 2, 2005 to $(0.2) million for the three months ended July 1, 2006, primarily due to unrealized foreign exchange rate gains.

Income tax expense. Income tax expense decreased by $0.6 million from $2.2 million for the three months ended July 2, 2005 to $1.6 million for the three months ended July 1, 2006, primarily due to lower foreign income tax expense.

Net income. Net income increased by $0.8 million, or 27.9%, from $2.7 million for the three months ended July 2, 2005 to $3.5 million for the three months ended July 1, 2006. This was the result of the reasons discussed above.

Six Months Ended July 1, 2006 as Compared to Six Months Ended July 2, 2005

Net sales. Net sales increased by $40.1 million, or 16.8%, from $238.0 million for the six months ended July 2, 2005 to $278.1 million for the six months ended July 1, 2006. In our general safety and preparedness segment, net sales increased by $30.5 million, or 18.6%, from $163.9 million for the six months ended July 2, 2005 to $194.4 million for the six months ended July 1, 2006. The increase reflects a combination of the following: incremental Fibre-Metal net sales of $21.1 million, combined organic growth in our European and South African operations of $7.0 million, favorable exchange rates, which had an impact of $1.0 million, overall organic growth in our North American non-government business of $4.4 million and a decrease in government contract shipments of $3.0 million.  In our fire service segment, net sales increased by $1.2 million, or 2.6%, from $45.1 million for the six months ended July 2, 2005 to $46.3 million for the six months ended July 1, 2006 as incremental American Firewear net sales of $3.0 million were partially offset by postponed customer orders due to the combined impact of government grant holdups and a delay in the issuance of the new NFPA standard.  In our electrical safety segment, net sales increased by $8.4 million, or 28.8%, from $29.1 million for the six months ended July 2, 2005 to $37.5 million for the six months ended July 1, 2006 primarily driven by strong market demand, new product penetration, and incremental White Rubber net sales of $1.6 million.

Gross profit. Gross profit increased by $17.6 million, or 19.8%, from $89.0 million for the six months ended July 2, 2005 to $106.6 million for the six months ended July 1, 2006, primarily due to the $40.1 million, or 16.8%, increase in net sales. Excluding the impact of inventory purchase accounting adjustments in our general safety and preparedness segment of $0.7 million, gross profit increased by $18.3 million, or 20.6%. After adjusting for the inventory purchase accounting adjustments, our gross profit margin of 38.6% for the six months ended July 1, 2006 was favorable to the 37.4% gross profit margin for the six months ended July 2, 2005. In our general safety and preparedness segment (after adjusting for charges related to purchase accounting of $0.7 million), gross profit increased by $14.9 million, or 24.1%, from $62.4 million for six months ended July 2, 2005 to $77.3 million for the six months ended July 1, 2006. This increase was primarily due to the overall net sales increase of $30.5 million, or 18.6% and improved margin realization in our North American operations (in part due to the favorable contribution of Fibre-Metal).  In our fire service segment, gross profit was consistent at $14.2 million for the six months ended July 2, 2005 and the six months ended July 1, 2006, as the increase in net sales of $1.2 million, or 2.6%, were offset by lower margin realization (in part due to the inherent lower margin of American Firewear products and product line integration costs). In our electrical safety segment, gross profit increased by $3.4 million, or 27.0%, from $12.4 million for the six months ended July 2, 2005 to $15.8 million for the six months ended July 1, 2006, primarily due to the $8.4 million, or 28.8% increase in net sales.

Operating expenses. Operating expenses increased by $16.6 million, or 28.7%, from $57.7 million for the six months ended July 2, 2005 to $74.3 million for the six months ended July 1, 2006. In our general safety and preparedness segment, operating expenses increased by $9.6 million, or 21.7%, from $44.2 million for the six months ended July 2, 2005 to $53.8 million for the six months ended July 1, 2006, primarily due to higher amortization expense of $2.4 million associated with the intangible assets recorded as part of purchase accounting, incremental Fibre-Metal operating expenses of $4.4 million and increased variable distribution and selling expenses associated with the $30.5 million, or 18.6% increase in net sales. In our fire service segment, operating expenses increased $3.4 million, or 56.7%, from $6.1 million for the six months ended July 2, 2005 to $9.5 million for the six months ended July 1, 2006, primarily due to higher amortization expense of $2.0 million associated with intangible assets recorded as part of purchase accounting, incremental American Firewear operating expenses of $0.3 million, and additional general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment, operating expenses increased by $2.1 million, or 44.2%, from $4.6 million for the six months ended July 2, 2005 to $6.7 million for the six months ended July 1, 2006, primarily due to higher amortization expense of $0.7 million associated with intangible assets recorded as part of purchase accounting, incremental White Rubber operating expenses of $0.3 million and increased variable selling and distribution expenses related to the $8.4 million, or 28.8% increase in net sales. Our corporate expenses increased by $1.5 million, primarily due to non-cash management incentive compensation charges of $1.1 million related to our equity option plan and higher payroll costs during the six months ended July 1, 2006.

Income from operations. Income from operations increased by $1.0 million, or 3.4%, from $31.3 million for the six months ended July 2, 2005 to $32.3 million for the six months ended July 1, 2006.  Included in income from operations for the six months ended July 1, 2006 were: (1) inventory purchase accounting charges of $0.7 million, (2) incremental amortization expense of $5.2 million related to purchase accounting and (3) non-cash management incentive compensation charges of $1.1 million. Excluding these charges, income from operations increased by $8.0 million, or 25.7%. Excluding these same charges, as a percentage of net sales, income from operations increased from 13.2% for the six months ended July 2, 2005 to 14.2% for the six months ended July 1, 2006. In our general safety and preparedness segment (after adjusting for incremental charges related to purchase accounting of $3.2 million), income from operations increased by $7.8 million, or 43.3%, from $18.1 million for the six months ended July 2, 2005 to $25.9 million for the six months ended July 1, 2006, primarily due to higher net sales of $30.5 million, or 18.6% and favorable margin realization. In our fire service segment (after adjusting for incremental charges related to purchase accounting of $2.0 million), income from operations decreased by $1.4 million, or 17.8%, from $8.1 million for the six months ended July 2, 2005 to $6.7 million for the six months ended July 1, 2006, as higher net sales of $1.2 million, or 2.6%, were offset by lower margin realization and higher general and administrative expenses, including legal costs related to litigation with a competitor. In our electrical safety segment (after adjusting for incremental charges related to purchase accounting of $0.7 million), income from operations increased by $2.0 million, or 26.4%, from $7.9 million for the six months ended July 2, 2005 to $9.9 million for the six months ended July 1, 2006, primarily due to higher net sales of $8.4 million, or 28.8%. Our corporate expenses increased $1.5 million, primarily due to management incentive compensation charges of $1.1 million related to our equity option plan and higher payroll costs during the six months ended July 1, 2006.

Included in income from operations for the six months ended July 1, 2006 and July 2, 2005 were depreciation and amortization expenses of $12.0 million and $5.6 million, respectively. Of these amounts, $8.0 million, $2.2 million, and $1.8 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the six months ended July 1, 2006 and $4.6 million, $0.2 million, and $0.8 million were attributable to these segments for the six months ended July 2, 2005.

Interest expense. Interest expense increased by $1.0 million, or 4.7%, from $21.7 million for the six months ended July 2, 2005 to $22.7 million for the six months ended July 1, 2006 due to higher outstanding debt balances related to the Fibre-Metal and White Rubber Transactions offset by a decrease in preferred unit dividends included in interest expense.   Included in interest expense were non-cash interest charges associated with the senior pay in kind notes and preferred unit dividends of $10.1 million for the six months ended July 2, 2005 and non-cash interest charges associated with the senior pay in kind notes of $8.1 million for the six months ended July 1, 2006.

Other, net. Other, net decreased by $1.3 million from $0.8 million for the six months ended July 2, 2005 to $(0.5) million for the six months ended July 1, 2006, primarily due to unrealized foreign exchange rate gains.

Income tax expense. Income tax expense decreased by $0.4 million, from $3.8 million for the six months ended July 2, 2005 to $3.4 million for the six months ended July 1, 2006, primarily as a result of lower foreign income tax expense.

Net income. Net income increased by $1.3 million, or 21.2%, from $5.9 million for the six months ended July 2, 2005 to $7.2 million for the six months ended July 1, 2006. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the six months ended July 1, 2006 and July 2, 2005, net cash provided by operating activities was $5.2 million and $14.7 million, respectively. The $9.5 million decrease was primarily attributable to higher income from operations of $8.0 million (after adjusting for expenses related to purchase accounting and management incentive compensation), which was offset by increased inventory and accounts receivable balances due in part to the $40.1 million, or 16.8%, increase in net sales.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $4.8 million for the six months ended July 1, 2006 and $3.5 million for the six months ended July 2, 2005. Investing activities for the six months ended July 1, 2006 included $22.2 million for the acquisition of White Rubber, $4.5 million for the acquisition of American Firewear and $0.3 million of royalty payments made to the sellers of Muck Boot and Arbin. During the six months ended July 1, 2006, we received cash proceeds of $0.1 million related to the sale of property, plant and equipment. For the six months ended July 2, 2005, investing activities included $0.6 million in acquisition and royalty payments.

As of July 1, 2006, we had working capital of $147.5 million and cash of $9.7 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Bunker gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the six months ended July 1, 2006, net cash provided by financing activities was $14.4 million, consisting of the following: proceeds from additional term borrowings of $15.0 million under the senior credit facility related to the White Rubber transaction, $0.9 million of payments on long-term obligations, $0.6 million of proceeds for the issuance of shares, and $0.2 million of payments for deferred financing costs. For the six months ended July 2, 2005, net cash provided by financing activities was $20.6 million, representing proceeds from the issuance of 11¾% senior pay in kind notes of $100.0 million, payments on long-term obligations of $13.6 million, including an excess cash flow sweep payment under the terms of the then existing senior credit facility of $12.2 million, payment in respect of preferred units of $60.0 million, distributions in respect of the common units of certain members of management of $2.5 million and payments for deferred financing fees of $3.2 million.

As of July 1, 2006, borrowings under the senior credit facility bore interest at a weighted average rate of 6.8%. As of July 1, 2006, there was approximately $166.6 million of outstanding indebtedness under the senior credit facility and approximately $46.6 million of available borrowings under the revolving credit facility.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking information. These statements reflect management’s expectations, estimates, and assumptions based on information available at the time of the statement. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, and expectations. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘intent,’’ ‘‘likely,’’ ‘‘will,’’ ‘‘should,’’ and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those set forth below, which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements. Important factors that could cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements include, but are not limited to: (i) our high degree of leverage and significant debt service obligations; (ii) the impact of current and future laws and governmental regulations affecting us or our product offerings; (iii) the impact of governmental spending; (iv) our ability to retain existing customers, maintain key supplier status with those customers with which we have achieved such status, and obtain new customers; (v) the highly competitive nature of the personal protection equipment industry; (vi) any future changes in management; (vii) acceptance by consumers of new products we develop or acquire; (viii) the importance and costs of product innovation; (ix) unforeseen problems associated with international sales, including gains and losses from foreign currency exchange and restrictions on the efficient repatriation of earnings; (x) the unpredictability of patent protection and other intellectual property issues; (xi) cancellation of current orders; (xii) the outcome of pending product liability claims and the availability of indemnification for those claims; (xiii) general risks associated with the personal protection equipment industry; and (xiv) the successful integration of acquired companies on economically acceptable terms. We undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, or changes to future results over time.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of July 1, 2006, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 985 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional 12 lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 997 lawsuits represent approximately 9,468 (excluding spousal claims) plaintiffs. Approximately 87% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

In addition, our North Safety Products subsidiary is contractually entitled to indemnification from Norton Company, an affiliate of Saint-Gobain, which owned the North Safety Products business prior to Invensys. Pursuant to a December 14, 1982 asset purchase agreement, Siebe Norton, Inc., a newly formed wholly-owned subsidiary of Norton Company, acquired the assets of Norton’s Safety Products Division and the stock of this company was in turn acquired by Siebe Gorman Holdings PLC. Under the terms of the agreement, Siebe Norton, Inc. did not assume any liability for claims relating to products shipped by Norton Company prior to the closing date. Moreover, Norton Company covenanted in the agreement to indemnify Siebe Norton, Inc. and its successors and assigns against any liability resulting from or arising out of any state of facts, omissions or events existing or occurring on or before the closing date, including, without limitation, any claims arising from products shipped by Norton Company or any of its affiliates prior to the closing date. Siebe Norton, Inc., whose name was subsequently changed to Siebe North Inc., was subsequently acquired by us as part of the 1998 acquisition of the North Safety Products business from Invensys.

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

Effective July, 1 2006, we plan to enter into a joint defense agreement through December 31, 2008 with the former owners of the North Safety Products business (the “Joint Defense Agreement”).  Under the terms of the Joint Defense Agreement, we agreed to pay a weighted average percentage of defense costs associated with defending ourselves and the prior owners of the North Safety Products business subject to a cap of $525,000, $960,000 and $1.0 million for the period from July 1, 2006 through December 31, 2006, the year ended December 31, 2007 and the year ended December 31, 2008, respectively.  The cap excludes settlement costs and other costs incurred exclusively by us, including trial costs and special requests of counsel.  Separately, we agreed to pay Invensys $200,000 related to settled cases through June 30, 2006 in which Invensys claims that the period of alleged exposure included periods after October 1998.

Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the six months ended July 1, 2006:

	Plaintiffs	Cases
Beginning lawsuits	18,459	1,148
New lawsuits	601	452
Settlements	(5)	(5)
Dismissals and other	(9,587)	(598)
Ending lawsuits	9,468	997

Plaintiffs have asserted specific dollar claims in approximately a quarter of the approximately 985 cases pending as of July 1, 2006, in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 985 complaints maintained in our records, 747 do not specify the amount of damages sought, 26 generally allege damages in excess of $50,000, three allege compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 92 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, 11 allege compensatory damages and punitive damages, each in excess of $50,000, 20 generally allege damages of $15.0 million, one generally alleges damages not to exceed $290.0 million, one generally alleges damages of $23.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, four allege general damages of $18.0 million and punitive damages of $10.0 million, two allege general damages of $13.0 million and punitive damages $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, four allege punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, 57 generally allege damages in excess of $15,000, five generally allege damages in excess of $25,000, one alleges compensatory damages of $18.0 million and punitive damages of $10.0 million, one alleges punitive damages of $13.5 million and compensatory damages of $10.0 million, one alleges punitive damages of $13.0 million and compensatory damages of $10.0 million, one alleges compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each of $15,000, and two allege compensatory and punitive damages, each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

The Predecessor recorded a $1.25 million reserve for respiratory claims. We increased this reserve to $7.0 million and recorded the increase as part of our purchase price allocation process associated with the Norcross Transaction. The increase represents a decision by new ownership to enter into the Joint Defense Agreement with the prior owners of North Safety Products. We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos, as determined by us in consultation with an independent consultant. We believe that a five-year projection of claims and related defense costs is the most reasonable approach. However, it is possible that we may incur liabilities in excess of the amounts currently reserved. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

We have in the past and may in the future restructure some of our operations, including our recently acquired subsidiaries. In such circumstances, we may take actions that would result in a charge related to discontinued operations, thereby reducing our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. For example, in conjunction with the Fibre-Metal Transaction, we recorded an accrual of $1.7 million, comprised of $1.4 million in severance costs and $0.3 million in facility closure and other exit costs. On January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets that have an indefinite useful life be tested at least annually for impairment. We carry a very significant amount of goodwill and intangible assets and SFAS No. 142 requires us to perform an annual assessment for possible impairment. As of July 1, 2006, we had goodwill and other intangible assets of approximately $433.5 million.

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

We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to prevent the types of personal injury or death against which they are designed to protect. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future.  For more information, see “Item 1. Legal Proceedings.”

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Managing Director Employment Agreement, dated May 29, 2006 and effective July 1, 2005, by and between Kächele-Cama Latex GmbH and Volker H. Laitsch

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Safety Products Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY PRODUCTS HOLDINGS, INC.

August 14, 2006	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2006	By:	/s/ DAVID F. MYERS, JR.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

SAFETY PRODUCTS HOLDINGS, INC.

FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

10.1	Managing Director Employment Agreement, dated May 29, 2006 and effective July 1, 2005, by and between Kächele- Cama Latex GmbH and Volker H. Laitsch

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002