Form 10-K
period 2006-12-31
Safety Products Holdings, Inc.
filed 2007-03-27
CIK 1333290

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

Yes ☒ No ☐

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

None of the Registrant’s units are held by non-affiliates of the Registrant.

As of March 23, 2007, Safety Products Holdings, Inc. had 11,030,884 common shares outstanding.

Documents Incorporated by Reference

None

PART I

ITEM 1.          BUSINESS

Company Overview

Safety Products Holdings, Inc. (the “Company”, “We” or “Safety Products”) is a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, eye, head and face protection, bunker gear and linemen equipment for utility workers.

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

We are one of the largest participants in the personal protection equipment industry with approximately 3,000 employees in 32 primary facilities worldwide. We market and sell our products through three distinct sales forces dedicated to our three target markets. Our sales representatives work closely with third-party distributors, while simultaneously calling on end-users to generate “pull-through” demand for our products. We manufacture or assemble the majority of the products we sell. Approximately 81% of our net sales in 2006 were to customers in North America, with the remainder to customers primarily in Europe. We generated net sales of $438.5 million, $481.1 million and $558.1 million for the year ended December 31, 2004, the combined year ended December 31, 2005 and year ended December 31, 2006, respectively.

We classify our diverse product offerings into three primary operating segments:

General Safety and Preparedness. We offer a diverse portfolio of leading products for a wide variety of industries, including the manufacturing, agriculture, construction, food processing, pharmaceutical and automotive industries and the military, under the North, Ranger, Servus, KCL, Fibre-Metal and NEOS brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general safety and preparedness products primarily through industrial distributors. Our general safety and preparedness segment generated net sales of $308.6 million, $332.5 million and $391.3 million for the year ended December 31, 2004, the combined year ended December 31, 2005 and the year ended December 31, 2006, respectively.

Fire Service. We manufacture and market one of the broadest lines of personal protection equipment for the fire service market, offering firefighters head-to-toe protection. Our products include bunker gear, fireboots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus,  Pro-Warrington and American Firewear.  We are widely known for developing innovative equipment; for example, our bunker gear alone, which has more than 100 patented features and our urban search and rescue products are certified by third-party testing labs as meeting all of the requirements of the National Fire Protection Agency (“NFPA”) and other regulatory bodies. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors. Our fire service segment generated net sales of $78.9 million, $87.9 million and $87.9 million for the year ended December 31, 2004, the combined year ended December 31, 2005 and the year ended December 31, 2006, respectively.

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the electrical safety market under the Salisbury, Safety Line and Servus brands. Our products include linemen equipment, gloves, sleeves and footwear. All our products either meet or exceed the applicable standards of the American National Standards Institute (“ANSI”)

and the American Society for Testing of Materials (“ASTM”). We sell our electrical safety products through specialized distributors, test labs, utilities and electrical contractors.  Our electrical safety segment generated net sales of  $51.0 million, $60.6 and $78.8 million for the years ended December 31, 2004, the combined year ended December 31, 2005 and the year ended December 31, 2006, respectively.

For net income and income from operations for each of our segments for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the year ended December 31, 2006 and total assets for each of our segments as of December 31, 2005 and 2006, see Note 14 to our audited financial statements.

In May 2005, Safety Products was formed to effect the acquisition from NSP Holdings L.L.C. (“NSP Holdings”) of all the issued and outstanding equity interests of Norcross Safety Products L.LC. (“Norcross”) and NSP Holdings Capital Corp. (“NSP Capital”) in a transaction valued at approximately $481.0 million. To execute this transaction, Safety Products, NSP Holdings and Norcross entered into a purchase and sale agreement whereby Safety Products acquired all of the equity interests of Norcross and NSP Capital. As a result of the acquisition, Safety Products became the sole unit holder of Norcross. The acquisition was completed in July 2005 and was funded with proceeds to Safety Products from the issuance and sale of $25.0 million of senior pay in kind notes as well as an equity investment by affiliates of Odyssey Investment Partners, LLC, or Odyssey, and General Electric Pension Trust, or GEPT, and certain members of management of Norcross. Concurrently with the acquisition, Norcross also entered into a new senior credit facility consisting of an $88.0 million term loan and a $50.0 million revolving credit facility.

In November 2005, we completed the acquisition of all of the issued and outstanding capital stock of The Fibre-Metal Products Company (“Fibre-Metal”). The purchase price of $68.7 million (including acquisition costs of $0.7 million) was financed through additional term borrowings under the senior credit facility and cash on the balance sheet.

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

In June 2006, we completed the acquisition of all of the issued and outstanding capital stock of The White Rubber Corporation (“White Rubber”). The purchase price of $22.2 million (including acquisition costs of $0.6 million and gross of outstanding checks of $0.8 million) was financed through additional term borrowings under the senior credit facility and cash on the balance sheet.

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

We refer herein to the acquisition of Norcross as the “Norcross Transaction”, the acquisition of Fibre-Metal as the “Fibre-Metal Transaction”,  the acquisition of American Firewear as the “American Firewear Transaction”, the acquisition of White Rubber as the “White Rubber Transaction” and the acquisition of NEOS as the “NEOS Transaction.”

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

Focus on Domestic Preparedness. In the aftermath of the terrorist attacks of September 11, 2001 and other incidences of terrorism worldwide, governments have significantly increased their focus and their spending on preparedness for conventional and nuclear, biological and chemical attacks. The U.S. government, for example, created a separate cabinet-level Department of Homeland Security and allocated significant funding to further its mission. The 2007 budget for the Department of Homeland Security is approximately $42.8 billion, including approximately $8.6 billion of funds allocated to the Federal Emergency Management Agency and Emergency Preparedness.

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

The following table sets forth the percentage of our net sales generated by each of our operating segments for the year ended December 31, 2004, the combined year ended December 31, 2005 and the year ended December 31, 2006. The data have been derived from our audited historical consolidated financial statements.

	Year ended December 31,	Combined Year ended December 31,	Year ended December 31,
Segment	2004	2005	2006
General Safety and Preparedness	70.4%	69.1%	70.1%
Fire Service	18.0%	18.3%	15.8%
Electrical Safety	11.6%	12.6%	14.1%

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

Respiratory Protection. Our respiratory product offering is one of the broadest and deepest in the industry and includes disposable and reusable masks and face-pieces, filtration cartridges, powered air purifying respirators, self-contained breathing apparatuses and airline respirators. We produce respirators for use in a variety of applications, including protection against dust, fumes, micro-organisms, fibers, odors, mists and gases.  In addition, we offer respirators for nuclear, biological and chemical protection. Our traditional strength is in air purifying systems, which utilize cartridges to filter ambient air as opposed to self-contained breathing apparatus which supply fresh air from a portable cylinder. Our 7700 Series half-mask face-piece is among the world’s best selling face-pieces due to its superior fit and comfort.

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

Hand Protection. Hand protection is required for workers exposed to hazardous substances, vulnerable to severe cuts, abrasions or chemical burns, and exposed to extreme temperatures. We manufacture and source gloves designed to protect workers against each of these threats and for a variety of specific applications, including use in material handling, automotive, construction, meat and food processing and controlled environments. Our products range from basic protection provided by imported cotton gloves to highly-engineered, patented gloves designed to withstand dangerous chemicals present in many workplaces. We market a full range of gloves with performance characteristics tailored to each user’s application or hazardous situation.

Eye, Head and Face Protection. We offer a wide variety of protective eyewear and face shields that through innovative design and state of the art materials provide what we believe to be a high degree of optical quality, comfort and fit. Many of our products are offered with coatings that provide anti-fog, anti-scratch, anti-UV or anti-static protection. Our hard hats and accessories provide comfortable and dependable head protection, featuring stylish, lightweight shell designs, suspension height adjustment and comfort padding. Our 2005 acquisition of Fibre-Metal significantly increased the breadth of products in our head and face protection product line and added a new line of welding helmets and accessories.

First Aid. We market a wide range of products, including unitized and bulk first aid supplies, nonprescription medicinals, dermatologicals, eye wash and body flush kits. Regulations require that first aid products be available to workers throughout the workplace, thereby creating stable demand for first aid kits.

Fall Protection. We manufacture and market harnesses, lanyards, confined space retrieval equipment, self-retracting lifeliners and engineered fall protection systems. This product category often requires customized solutions to meet end-user needs.

Hearing Protection. We provide a broad line of both disposable and reusable hearing protection products used in a variety of industries. All of our hearing protection products are designed to be as comfortable as possible while protecting against hazardous noise in the workplace. Many of these products are tested for us at an independent third-party National Voluntary Laboratory Accreditation Program certified laboratory.

Fire Service. Our fire service products include bunker gear, fireboots, helmets, gloves and other accessories.

Bunker Gear. Bunker gear is protective clothing worn by firefighters that must meet the strict design specifications set by the NFPA, including resistance to heat and fire, chemicals, viruses and tears. All of our bunker gear meets or exceeds the NFPA’s or other regulatory body specifications. Bunker gear is made-to-order, with custom measurements for each firefighter. We sell bunker gear under the Morning Pride brand name, which has been in existence since 1921 and has high distributor and end-user loyalty. Morning Pride products are made with proprietary designs, are protected by more than 100 patents, and use state-of-the-art materials such as Kevlar™, W.L. Gore’s Crosstech™, PBI™, Nomex Omega™ and P-84™. Our sales force traditionally has been successful in influencing fire departments to specify critical safety features for which we have a patent. Our unique, patented and field-tested features, such as dead air panels, liner inspection ports and heat channel knee technologies, combined with our awareness of end-users’ needs for function and comfort, differentiate our bunker gear from that of our competitors. These proprietary designs and specialized materials have allowed us to improve the performance of bunker gear products and have increased the growth rate of our sales of these products.

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

Helmets, Gloves and Other Accessories. Helmets, gloves and other firefighting accessories typically must meet the strict design specifications set by the NFPA or other regulatory bodies, including those noted above for bunker gear as well as impact resistance, force transmission dissipation and burst strength. Helmets are made using state-of-the-art specialized materials such as the Fyrglass fiberglass helmet shell, which offers improved strength while being lightweight. Unique features, such as bloodborne pathogen interface capable technologies, differentiate our products from those of our competitors. Over the last decade, we have been selected as the vendor of choice to supply helmets, gloves and other accessories to numerous major metropolitan fire departments in the U.S. Our 2006 acquisition of American Firewear significantly expanded our glove and hood product line offering.

Electrical Safety. Our electrical safety products include linemen equipment, gloves, sleeves and footwear. We also provide electrical safety equipment for industrial applications.

Linemen Equipment. Linemen equipment encompasses an array of products that enable utility workers to work with “live” energized or de-energized electrical equipment and power lines. Products include insulating blankets, grounding equipment, linehose and covers, and guards that protect the worker, valuable equipment and reduce outages. Our products are required to meet ANSI and ASTM standards and OSHA regulations.

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

We manufacture our general safety and preparedness products using a variety of techniques. Respirators and cartridges are injection molded from silicone or plastics. Our protective footwear products serving the general safety and preparedness market are manufactured using a variety of methods, including hand-laid rubber, dipped neoprene latex, slush and injection molding. We use automated glove knitters as well as hand-sewn and dipped processes in our work glove product offering. Head protection products are injection molded from high density polyethylene. A portion of eye and ear protection products are molded and assembled by us. First aid products are bought and packaged. Fall protection products are cut and sewn.

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

Set forth below is a summary of our net sales by geographic region for the year ended December 31, 2004, the combined year-ended December 31, 2005 and the year ended December 31, 2006:

	Year Ended December 31,	Combined Year Ended December 31,	Year Ended December 31,
Region	2004	2005	2006

United States	67.0%	65.1%	64.3%
Canada	13.6	15.1	16.2
Europe	15.6	15.9	15.8
Africa	3.8	3.9	3.7
Total	100.0%	100.0%	100.0%

For net sales by geographic region for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the year ended December 31, 2006 and total long-lived assets by geographic region as of December 31, 2005 and 2006, see Note 16 to our audited financial statements.

In general, we do not experience a significant backlog of customer orders. We do, however, have a backlog of orders from certain customers, such as the U.S. government, who tend to order products less frequently and in greater quantities, and our fire service customers, who tend to custom order products which require greater lead time. The timing of these orders results in some backlog variability. As of December 31, 2006, there was approximately $34.6 million of such backlog that management believed to be firm, as compared to $35.8 million of backlog as of December 31, 2005. The majority of this backlog will ship by the end of the first quarter of 2007.

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

General Safety and Preparedness. Bacou-Dalloz SA.; 3M; Mine Safety Appliances Company; Ansell Occupational Healthcare; LaCrosse Footwear, Inc.; Aearo Company; Pac-Kit Safety Equipment Co.; Jackson Products, Inc.; and Scott Technologies.

Fire Service. Bacou-Dalloz SA; Mine Safety Appliances Company; Globe Manufacturing Company; Lion Apparel, Inc.; LaCrosse Footwear, Inc.; and E.D. Bullard Co., Inc.

Electrical Safety. A.B. Chance Company; Hastings Fiber Glass Products, Inc.; MacLean Fogg Co.; Comasec; Cementex; and The Oberon Company.

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

Distribution Channels

Our products are sold through three distinct distribution channels:

General Safety and Preparedness. We distribute our general safety and preparedness products primarily through specialized personal protection equipment and industrial distributors, as well as maintenance, repair and operations equipment distributors for whom personal protection equipment products are a core line of business. Vendor relationships with distributors tend to be non-exclusive. Our customer base includes national, regional and local distributors. Some of our key distributors include W.W. Grainger, Airgas, Thermo Fisher Scientific International and Hagemeyer North America, Inc. In addition, selected footwear products are distributed through work-wear retailers. These retailers primarily serve farmers and agricultural workers. Our average relationship with our key general safety and preparedness customers is in excess of ten years.

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

Intellectual Property

It is our policy to protect our intellectual property through a range of measures, including trademarks, patents and confidentiality agreements. We own and use trademarks and brand names to identify ourselves as a proprietary source of certain goods. The following brand names of certain of our products and product lines are registered in the U.S.:  North, Fibre-Metal, NEOS, Morning Pride, Ranger, Servus, Pro-Warrington, American Firewear, Safety Line and Salisbury. Certain of our fire service products are marketed under the registered trademark Total Fire Group.

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

Employees

As of December 31, 2006, we had 2,998 full-time employees throughout the world. The following sets forth the number of employees by operating segment:

Operating Segment	Number of Employees
General Safety and Preparedness	2,188
Fire Service	486
Electrical Safety	318
Corporate	6
Total	2,998

Approximately 612 of our 2,464 North American employees are represented by various unions, and the majority of our 534 non-North American employees are represented by unions. We believe we have maintained good relationships with our unionized employees and we have not experienced any material disruptions in operations on account of our employees in the past five years.

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

Our international operations are subject to various political, economic and other uncertainties which could adversely effect our business. A significant reduction of our international business due to any of these risks would adversely affect our revenues. In 2006, approximately 35.7% of our net sales were outside the U.S. These risks include:

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

We have in the past and may in the future restructure some of our operations, including our recently acquired subsidiaries. In such circumstances, we may take actions that would result in a charge related to discontinued operations, thereby reducing our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. In conjunction with the Fibre-Metal Transaction, we recorded an accrual of $1.7 million, comprised of $1.4 million in severance costs and $0.3 million in facility closure and other exit costs. In conjunction with the White Transaction, we recorded an accrual of $1.0 million in severance costs. We carry a very significant amount of goodwill and intangible assets and Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires us to perform an annual assessment for possible impairment. As of December 31, 2006, we had goodwill and other intangible assets of approximately $438.7 million.

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

If we are unable to integrate or successfully manage any business that we may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and revenue growth, which may result in reduced profitability or operating losses. In addition, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in our senior credit facility and the indenture governing the senior subordinated notes may further limit our ability to complete acquisitions. The realization of all or any of the risks described above could materially and adversely affect our reputation and our results of operations.

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

We have a significant amount of indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

We have a significant amount of indebtedness. As of December 31, 2006, we had outstanding long-term indebtedness of $475.4 million (excluding original issue premium (discount)) and shareholders’ equity of $126.9 million. This amount of debt is substantial and could:

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to our less leveraged competitors; or

•                  increase our vulnerability to both general and industry-specific adverse economic conditions;

•                  and limit, among other things, our ability to borrow additional funds.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

N/A

ITEM 2.          PROPERTIES

We conduct our operations through 32 primary facilities, nine of which are owned as of December 31, 2006. We believe we have sufficient capacity in the majority of our facilities to support the projected growth in our business for the next five years.

We manufacture respiratory, head and face and hearing products in Cranston, Rhode Island. In this facility, we have implemented lean manufacturing and Six Sigma process improvements and continue to invest in automated equipment. The Cranston facility also serves as a distribution center for the general safety and preparedness segment in the U.S.

We manufacture head and face protection in a leased facility in Concordville, Pennsylvania. We are in the process of transferring these operations to our other existing facilities.

We manufacture fireboots and other protective footwear in our Rock Island, Illinois and Nashua, New Hampshire facilities. Our 110,000 square foot distribution center for protective footwear products is located in Davenport, Iowa, approximately five miles from the Rock Island, Illinois manufacturing plants, facilitating timely delivery of customer orders.

We assemble our first aid and various other products at our Mexicali, Mexico facility, utilizing lower cost labor. Products manufactured in Mexicali are distributed through our Reno, Nevada warehouse and our Cranston, Rhode Island distribution facility.

We operate hand protection facilities for the general safety and preparedness market. Our Maiden, North Carolina facility manufactures knitted and coated hand protection products, while butyl and dry-box hand protection lines are manufactured at our Clover, South Carolina facility. In addition, our Clover, South Carolina facility has the ability to produce nuclear, biological and chemical resistant gloves, utilizing a highly technical manufacturing process.

In our Etobicoke, Canada facility, we manufacture our fall protection product line. In our Rawdon, Canada and Montreal, Canada facilities, we produce numerous general safety and preparedness products, including eye, ear and head protection. Canadian distribution is coordinated through our Montreal, Canada facility and an additional facility in Edmonton, Canada.

In our Middelburg facility, we manufacture fall, eye and head and face protection products.

In Eichenzell, Germany, we manufacture and distribute a variety of liquid-proof and cut-resistant gloves in a owned facility.

We manufacture bunker gear in a leased facility in Dayton, Ohio.  We have installed Gerber material cutters and a sophisticated Gerber mover, which automated the handling of bunker gear materials and improved the productivity of the division.  In addition, we manufacturer gloves and other accessories in our Ohatchee, Alabama facility.

Linemen gloves are manufactured at two plants in Charleston, South Carolina. Linemen sleeves are currently manufactured in our Addison, Illinois and Ravenna, Ohio facility. We are in the process of closing the Addison, Illinois and Ravenna, Ohio facilities and moving manufacturing to existing facilities. Other products serving the electrical safety market, including linemen equipment, are manufactured at our Chicago, Illinois and Spokane, Washington facilities. We are in the process of closing our Spokane, Washington facility and moving operations to existing facilities.

Due to the nature of product use, quality systems are of paramount importance. The vast majority of our U.S. plants are, or will become shortly, certified to the ISO 9000:2000 standard.

The following table sets forth a list of our primary facilities:

Facility	Products	Locations	Approx. Sq. Ft.	Owned/ Leased
General Safety and Preparedness:
Manufacturing facility	Footwear (1)	Rock Island, IL	340,000	Leased
Offices, manufacturing facility and warehouse	Various	Cranston, RI	240,000	Leased
Offices, manufacturing facility and warehouse	Various	Montreal, Canada	128,000	Leased
Offices, manufacturing facility and warehouse	Hand Protection	Eichenzell, Germany	115,000	Owned
Warehouse	Footwear	Davenport, IA	110,000	Leased
Offices, manufacturing facility and warehouse (2)	Head and Face Protection	Concordville, PA	100,000	Leased
Offices, manufacturing facility and warehouse	Various	Middleburg, Holland	72,000	Leased
Manufacturing facility	Hand Protection	Clover, SC	63,000	Owned
Manufacturing facility	Various	Mexicali, Mexico	57,000	Leased
Manufacturing facility	Hand Protection	Maiden, NC	51,000	Leased
Manufacturing facility	Footwear	Rock Island, IL	45,000	Leased
Offices, manufacturing facility and warehouse	Various	New Germany, South Africa	43,000	Owned
Manufacturing facility	Footwear	Nashua, NH	38,000	Leased
Offices and warehouse	Various	Edmonton, Canada	37,000	Leased
Manufacturing facility	Hearing, Head Protection	Rawdon, Canada	30,000	Owned
Offices, manufacturing facility and warehouse	Respiratory	Venlo, Holland	30,000	Leased
Warehouse	Various	Houston, TX	28,000	Leased
Offices, manufacturing facility and warehouse	Fall Production	Etobicoke, Canada	28,000	Leased
Warehouse	Various	Reno, NV	24,000	Leased
Offices and warehouse	Various	Islando, South Africa	23,000	Leased
Manufacturing facility	Hand Protection	Ostrava, Czech Republic	20,000	Owned
Fire Service:
Offices, manufacturing facility, laboratory and warehouse	Various	Dayton, OH	56,000	Leased
Manufacturing facility	Various	Ohatchee, AL	36,000	Leased
Electrical Safety:
Offices, manufacturing facility & laboratory	Linemen Gloves	Charleston, SC	106,000	Owned
Manufacturing facility	Linemen Equipment	Chicago, IL	92,000	Owned
Manufacturing facility(2)	Linemen Sleeves	Ravenna, OH	47,000	Owned
Offices, manufacturing facility and warehouse	Linemen Equipment	Skokie, IL	44,000	Leased
Warehouse	Linemen Gloves	Charleston, SC	44,000	Leased
Manufacturing facility	Linemen Sleeves	Charleston, SC	43,000	Owned
Manufacturing facility(2)	Linemen Sleeves	Addison, IL	26,000	Leased
Manufacturing facility(2)	Linemen Equipment	Spokane, WA	16,000	Leased
Other:
Executive Suite	Not Applicable	Oak Brook, IL	6,100	Leased

(1)          Also produces fireboots for the fire service segment and dielectric footwear for the electrical safety segment.

(2)          In process of transferring operations to other existing facilities.

ITEM 3.          LEGAL PROCEEDINGS

We are subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by our North Safety Products subsidiary. As of December 31, 2006, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 632 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional 12 lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 644 lawsuits represent approximately 8,746 (excluding spousal claims) plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Effective July 1, 2006, we entered into a joint defense agreement through December 31, 2008 with the former owners of the North Safety Products business (the “Joint Defense Agreement” or “JDA”).  Under the terms of the Joint Defense Agreement, we agreed to pay a weighted average percentage of defense costs (including legal fees, expert witnesses and out of pocket expenses) associated with defending ourselves and the prior owners of the North Safety Products business subject to a cap of $525,000, $960,000 and $1.0 million for the period from July 1, 2006 through December 31, 2006, the year ended December 31, 2007 and the year ended December 31, 2008, respectively.  The cap excludes settlement costs and other costs incurred exclusively by us (including trial costs and special requests of counsel), which we will be required to pay under the JDA.  Separately, we agreed to pay Invensys $200,000 related to settled cases through June 30, 2006 in which Invensys claims that the period of alleged exposure included periods after October 1998.

Although the JDA expires on December 31, 2008, we expect to incur additional defense and settlement costs beyond this date. We will consider our alternatives for defending the claims as the JDA nears expiration and determine the appropriate course of action, which would include an extension of the JDA.

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the periods indicated:

	2004		2005		2006
	Plaintiffs	Cases	Plaintiffs	Cases	Plaintiffs	Cases
Beginning lawsuits	24,002	680	25,944	858	18,459	1,148
New lawsuits	4,658	372	2,226	587	653	498
Settlements	(546)	(46)	24	(32)	(5)	(5)
Dismissals and other	(2,170)	(148)	(9,735)	(265)	(10,361)	(997)
Ending lawsuits	25,944	858	18,459	1,148	8,746	644

Both the rate of new filings and the number of existing claimants have declined dramatically since 2003 as courts and legislatures have tightened the rules on when and where the silica claims can be pursued in an effort to reduce the large number of unmeritorious claims.  The new rules make bringing silica cases on a mass level much less attractive to the plaintiffs’ bar.  Plaintiffs’ attorneys in many jurisdictions can no longer (1) find a worker with some stated exposure to silica, (2) take a X-ray of his chest, (3) have it interpreted as demonstrating lung shadows by a radiologist, (4) then file a single lawsuit in a dangerous venue with hundreds of other plaintiffs against hundreds of defendants with the pleading containing little more than the parties’ names and some standard pleading language. More specifically, the legislatures of at least seven states — including former hotbeds of silica litigation such as Texas, Florida and Ohio — passed impairment-criteria legislation that redefined injury. These acts force plaintiffs to prove impairment as a result of their exposure to qualify for judicial treatment.  The same legislation requires that each silica claimant be tried individually, and not in the multiple plaintiff format in which the potential for large verdicts resulted from increased plaintiffs and where a few meritorious claims could increase the value of unmeritorious ones. Further tort reform in Texas created a state-wide multi-district litigation (“MDL”) wherein one judge presides over the pretrial of all Texas-silica cases. In Mississippi, the Supreme Court changed the venue rules making it much more difficult to file out-of-state plaintiffs there. The Mississippi court also changed the pleading requirements making the plaintiffs’ attorneys include plaintiff-specific allegations against each defendant sued, instead of the vague allegations against hundreds of defendants.

Plaintiffs have asserted specific dollar claims in approximately 28% of the approximately 632 cases pending as of December 31, 2006 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 632 complaints maintained in our records, 454 do not specify the amount of damages sought, 25 generally allege damages in excess of $50,000, one alleges compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 81 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, four allege compensatory damages and punitive damages, each in excess of $50,000, 20 generally allege damages of $15.0 million, one generally alleges damages of $23.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, four allege general damages of $18.0 million and punitive damages of $10.0 million, two allege general damages of $13.0 million and punitive damages $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, one alleges punitive damages in excess of $25,000, one alleges punitive damages in excess of $50,000, nine generally allege damages in excess of $15,000, 12 generally allege damages in excess of $25,000, one alleges compensatory damages of $18.0 million and punitive damages of $10.0 million, one alleges punitive damages of $13.5 million and compensatory damages of $10.0 million, one alleges punitive damages of $13.0 million and compensatory damages of $10.0 million, seven allege compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each of $15,000, and two allege compensatory and punitive damages, each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore do not know whether these cases allege specific damages, and if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

The Predecessor recorded a $1.25 million reserve for respiratory claims during the year ended December 31, 2004.  The Predecessor reevaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1.25 million recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

In the July 2005 acquisition purchase accounting (as first reported in the Form 10-Q for the third quarter of 2005), we carried forward the $1.25 million liability for this pre-acquisition contingency.  Although management concluded that it was likely their estimate of this pre-acquisition contingent liability would be increased during the purchase accounting allocation period as the new ownership finalized their strategy for addressing the liability and gathered information (primarily related to case information and the working relationship among the prior owners of North), it was unlikely the amount would be lower than the amount recorded by the Predecessor.  Thus, the $1.25 million amount represented the low end of a probable loss range, subject to further adjustment during the allocation period.

In December 2005, we began negotiations with the former owners of the North business to enter into the JDA. We determined that the liability should be increased to $5.0 million as of December 31, 2005 as part of the purchase price allocation process.  The $5.0 million reserve as of December 31, 2005 represented management’s best estimate of the liability based on the current status of negotiations. As of December 31, 2005, the estimate was still preliminary as we were awaiting finalization of the JDA negotiation process.

As discussed above, we entered into the JDA effective July 1, 2006 and completed our evaluation of the reserve.  After all information was obtained, we adjusted the reserve to $7.0 million as part of the purchase price allocation process during the permitted “allocation period”.  As of December 31, 2006, the reserve balance is $6.8 million.

The final estimated amount recorded in purchase accounting related entirely to losses incurred before the July 2005 acquisition. Our final estimate of the probable loss for the respiratory contingency incorporated the new ownerships’ decision to enter into the JDA.  The decision represented a significantly different plan as new ownership agreed to assume losses related to claims with unknown years of exposure.  In addition, the decision to enter the JDA was being considered from the date of the acquisition and the ultimate decision was made during the allocation period.

We believe that this reserve represents a reasonable estimate of our probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos.  We believe that a five-year projection of claims and related defense costs is the most reasonable approach. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our units. As of December 31, 2006, there were 14 holders of record of our common stock.

In the fourth quarter of 2006, we sold 7,626 shares of our common stock for an aggregate purchase price of $150,003 to a member of management.  The securities described in this paragraph were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 701 promulgated thereunder relative to sales by an issuer not involving any public offering.  The recipient either received adequate information about us or had access, through employment or other relationships, to such information.

No underwriters were involved in the foregoing sales of securities.  The purchaser represented his intention to acquire the securities for investment only and not with a view to the distribution thereof.  Appropriate legends were affixed to the stock certificates issued in such transactions.  All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Safety Products has not paid any dividends on its common stock since its formation in 2005 in connection with the Norcross Transaction.  We do not anticipate paying any dividends on our common stock in the foreseeable future. Our senior credit facility and the indentures governing our senior pay in kind notes and the Norcross senior subordinated notes restrict our ability to declare or pay dividends on our common stock.  We intend to retain future earnings to finance the ongoing operations and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of the board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors the board of directors may deem relevant.

There were no repurchases made of the Company’s equity securities during the fourth quarter.

ITEM 6.                             SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. In the following table, Safety Products, following the Norcross Transaction, is referred to as the “Successor” and NSP Holdings, prior to the Norcross Transaction, is referred to as the “Predecessor.”  The historical financial data for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the year ended December 31, 2006 have been derived from our historical audited consolidated financial statements included elsewhere in this Form 10-K. The historical financial data for the two years ended December 31, 2003 have been derived from our historical consolidated financial statements, which are not included in this Form 10-K.

	Predecessor			Successor
	Year Ended December 31,			January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year Ended December 31
	2002	2003	2004	2005	2005	2006
	(dollars in thousands)
Statement of Operations Data:
Net sales	$322,173	$370,802	$438,499	$271,694	$209,396	$558,065
Cost of goods sold	205,655	240,408	281,924	171,645	139,978	352,340
Gross profit	116,518	130,394	156,575	100,049	69,418	205,725
Operating expenses:
Selling	29,104	35,155	40,120	25,512	19,154	51,908
Distribution	15,177	18,550	22,452	14,634	11,385	32,688
General and administrative	31,075	34,011	41,721	41,344	19,946	47,758
Amortization of goodwill and other intangibles	3,239	2,583	517	329	7,216	11,508
Zimbabwe subsidiary impairment charge	2,785	—	—	—	—	—
Strategic alternatives	—	—	616	—	—	—
Restructuring and merger-related charges	9,269	—	—	—	—	1,539
Total operating expenses	90,649	90,299	105,426	81,819	57,701	145,401
Income from operations	25,869	40,095	51,149	18,230	11,717	60,324
Other expense (income):
Interest expense	23,374	33,454	35,962	24,584	17,645	46,875
Interest income	(122)	(117)	(213)	(914)	(156)	(621)
Seller transaction expenses	—	—	—	4,646	—	—
Other, net	(305)	(1,002)	1,539	745	(9)	(1,026)
Income (loss) before income taxes and minority interest	2,922	7,760	13,861	(10,831)	(5,763)	15,096
Income tax expense (benefit)	7,901	1,843	3,195	3,619	(995)	6,209
Minority interest	—	(3)	25	13	(2)	23
Net (loss) income	(4,979)	5,920	$10,641	$(14,463)	$(4,766)	$8,864
Preferred unit dividends	11,991	12,973
Net loss attributable to common unitholders	$(16,970)	$(7,053)

Other Financial Data and Ratios:
Depreciation and amortization	$18,617	$12,749	$12,371	$6,506	$12,361	$25,835
Capital expenditures	7,197	7,432	6,423	4,250	5,037	11,573
Net cash provided by operating activities	23,230	22,696	29,911	19,564	26,691	35,005
Net cash used in investing activities	(17,728)	(25,611)	(6,378)	(4,903)	(278,762)	(42,818)
Net cash (used in) provided by financing activities	(6,819)	13,753	(8,621)	20,622	264,475	13,686

Balance Sheet Data (at period end):
Cash and cash equivalents	$1,762	$16,341	$35,731		$20,819	$26,796
Working capital (1)	24,155	103,804	120,526		131,791	146,832
Total assets	307,208	362,718	389,191		693,656	744,082
Long-term obligations	219,071	258,248	253,566		443,239	474,960
Mandatorily redeemable preferred units	114,583	120,817	134,310		—	—
Total members’ deficit/shareholders’ equity	(93,738)	(89,241)	(75,097)		106,891	126,886

(1) Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In evaluating our results of operations and financial performance, our management has used combined results for the year ended December 31, 2005 as a single measurement period. Due to the Norcross Transaction, we believe that comparisons between the year ended December 31, 2004 or 2006 and either the Predecessor’s results for the period from January 1, 2005 to July 19, 2005 or the Successor’s results for the period from July 20, 2005 to December 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

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

Acquisition History

We made four acquisitions during the three year period ended December 31, 2006. As a result, comparability of periods has been affected by these acquisitions.

In November 2005, Norcross completed the acquisition of all of the issued and outstanding capital stock of Fibre-Metal. The purchase price of $68.7 million (including $0.7 million of acquisition costs) was financed through $65.0 million of additional term borrowings under the senior credit facility and cash on the balance sheet.

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

Restructuring Plans

In conjunction with the Fibre-Metal Transaction, we initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to our Cranston, Rhode Island and Mexicali, Mexico facilities. In addition, we closed certain Fibre-Metal distribution centers and integrated Fibre-Metal distribution into our existing distribution facilities. We initiated this plan in order to increase profitability through the utilization of excess capacity at our existing plants and the movement of manufacturing to locations with favorable labor costs. As of the date of the Fibre-Metal Transaction, we recorded an accrual for costs associated with the plan of $1.7 million, comprised of $1.4 million in severance costs and $0.3 million in facility closure and other exit costs.

In conjunction with the White Rubber Transaction, the Company initiated a restructuring plan to move certain production and distribution functions located in Ohio and Washington to its Charleston, South Carolina, Skokie, Illinois and Chicago, Illinois facilities.  The Company initiated this plan in order to increase profitability by utilizing excess capacity and consolidating distribution functions.  As of the date of the White Rubber Transaction, the Company recorded an accrual for severance costs associated with the plan of $1.0 million.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed a goodwill impairment test during our fiscal year fourth quarter. In conducting our impairment analysis, we utilized the discounted cash flow (“DCF”) approach that estimates the projected future cash flows to be generated by the business (including an estimate of terminal cash flows), discounted to present value at our estimated cost of capital. An absolute 1% increase or decrease in cash flow projections would produce an average 0.9% increase or 0.9% decrease, respectively, in the overall value of our reporting segments. An absolute 1% increase or decrease in the terminal cash flow growth rate would produce an average 9.8% increase or 7.6% decrease, respectively, in the overall value of our reporting segments. An absolute 1% decrease or increase in the discount rate would produce an average 12.7% increase or 9.9% decrease, respectively, in the overall value of our reporting segments.

Based on the results of the first step of the annual goodwill impairment test, we determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed. As a result, the second step of the annual goodwill impairment test was not required to be completed. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill as of December 31, 2006. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis, if certain conditions exist.

We also performed an impairment test related to our indefinite life brand names during the fourth quarter using a relief from royalty method. This method is a specific discounted cash flow approach to analyze cash flows attributable to the brand names based on projected revenues associated with each brand name and an estimated royalty rate. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the trade name and that the inherent economic value of each trade name is directly related to the cash flows (royalties saved) in the future. We did not combine our brand names into a single “unit of accounting” with the exception of our footwear brands in our general safety and preparedness segment. An absolute 1% increase or decease, in the revenue base would produce an 1.0% increase or 1.0% decrease, respectively, across the portfolio of brand names. An 1% increase or decease, in the royalty rates would produce an 1.0% increase or 1.0% decrease, respectively, across the portfolio of brand names. An absolute 1% decrease or increase in the discount rate would produce an average 12.1% increase or 9.7% decrease, respectively, across the portfolio of brand names.

Based on the results of our annual indefinite life brand name impairment test, we determined that the fair value of each of the brand names exceeded their carrying amounts and, therefore, no impairment existed. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of its indefinite life brand names as of December 31, 2006. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. We will continue to perform an indefinite life brand name impairment test on an annual basis and on an interim basis, if certain conditions exist.

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

Defined  Benefit Pension Plans. The costs and obligations of our defined benefit pension plans are dependent on actuarial assumptions.  Three critical assumptions used, which impact the net periodic pension expense and two of which impact the benefit obligation, are the discount rate, expected return on plan assets and rate of compensation increase.

In regards to selecting a discount rate assumption, we routinely select a discount rate based on a variety of factors including high quality market indices (such as Moody’s AA corporate bond rate index and the Citigroup corporate pension discount rate index) and fixed-income debt instruments based on the expected duration of the benefit payments for our pension plans.  For 2005, as a result of the Norcross Transaction, we reflected purchase accounting as of July 20, 2005.  The re-measurement of our obligations as of the purchase date necessitated the selection of a new discount rate.  Because of the prevailing change in corporate bond rates from December 31, 2004 through mid-July 2005, and following the process described above, we decided on a change in discount rate from 5.75% to 5.25%.  Similarly, for the 2005 and 2006 fiscal year-end disclosures, we decided on a change in discount rate from 5.25% (as of the Norcross Transaction date) to 5.50% and from 5.50% to 5.90%, respectively.

The long-term rate of return on plan assets assumption is reviewed annually.  We use an investment model to determine an expected rate of return based on current investment allocation.  The investment model considers past performance and forward looking assumptions for each asset class based on current market indices, key economic indicators and assumed long-term rate of inflation.  The long-term rate of return assumption is adjusted, as needed, such that it falls between the 25th and 75th percentile expected return generated from the model.

The rate of compensation increase represents the long-term assumption for expected increases to salaries.  These key assumptions are evaluated annually. We froze our U.S. defined benefit plans during the year ended December 31, 2006, and therefore assumptions related to rate of compensation increase no longer impact our obligation.

Changes in these assumptions can result in different expense and liability amounts. The effects of the indicated increase and decrease in selected assumptions for our pension plans as of December 31, 2006 assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense

Discount rate change:
Increase 100 basis points	$(7,236)	$(554)
Decrease 100 basis points	8,824	(187)

Expected rate of return change:
Increase 100 basis points	N/A	(501)
Decrease 100 basis points	N/A	501

Respiratory Liability.  As of December 31, 2006, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 632 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional 12 lawsuits in which we believe that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants.

We have recorded a $6.8 million reserve associated with the lawsuit as of December 31, 2006.  This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.  The calculation of the reserve involved several key assumptions including the following:

•                  We have used a five-year projection of  claims to calculate the reserve.  We believe a five-year projection of claims and related defense and settlement costs was the most meaningful as we could not estimate future activity beyond a five year period due to the uncertainty of future events, including future legislation regarding tort reform.  Changes in the projection period could impact our estimate of the reserve.

•                  We have estimated future claim activity based on historical claim activity and expectations of future activity.  Our estimate did not assume enactment of proposed legislation regarding tort reform at the federal or state level.  Changes in legislation could impact our estimate of future claim activity.

•                  We have estimated our share of defense costs under the JDA based on the historical defense costs paid to our legal counsel and the historical portion of claims that allege use during the post-October 1998 exposure period.  These estimates could change as more information regarding case specifics becomes available.

•                  We have estimated our share of settlement costs based on historical settlement amounts and the historical portion of claims that allege use during the post-October 1998 exposure period.  These estimates could change as more information regarding case specifics becomes available.

•                  We have estimated our share of future defense costs beyond the expiration of the JDA consistent with the current JDA.  These estimates could change if the manner in which we handle the defense of cases beyond December 31, 2008 is not consistent with the current JDA.

Other Contingencies. In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as operating expense during the period in which the actual loss or change in estimate occurred.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the fiscal year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005, and the fiscal year ended December 31, 2006. The data for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005 and the period from July 20, 2005 through December 31, 2005, and the year ended December 31, 2006 have been derived from our audited historical consolidated financial statements. Although the Predecessor and Successor results are not comparable by definition in certain respects due to the Norcross Transaction and the resulting revaluation, the 2005 information is presented on a combined basis for comparative purposes. For the year ended December 31, 2005, the Predecessor (January 1, 2005 through July 19, 2005) and Successor (July 20, 2005 through December 31, 2005) results of operations are combined.

	Predecessor		Successor		Successor
	Year ended December 31, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Combined Year ended December 31, 2005	Year ended December 31, 2006
	(dollars in thousands)

Net sales:
General safety and preparedness	$308,576	$186,434	$146,103	$332,537	$391,321
Fire service	78,881	51,702	36,213	87,915	87,902
Electrical safety	51,042	33,558	27,080	60,638	78,842
Total net sales	438,499	271,694	209,396	481,090	558,065
Cost of goods sold	281,924	171,645	139,978	311,623	352,340
Gross profit	156,575	100,049	69,418	169,467	205,725
Operating expenses	105,426	81,819	57,701	139,520	145,401
Income from operations:
General safety and preparedness	31,112	19,937	7,667	27,604	46,099
Fire service	14,972	9,332	2,574	11,906	8,364
Electrical safety	11,148	8,442	4,352	12,794	14,853
Corporate	(6,083)	(19,481)	(2,876)	(22,357)	(8,992)
Total income from operations	51,149	18,230	11,717	29,947	60,324
Other expense (income):
Interest expense	35,962	24,584	17,645	42,229	46,875
Interest income	(213)	(914)	(156)	(1,070)	(621)
Seller transaction expenses	—	4,646	—	4,646	—
Other, net	1,539	745	(9)	736	(1,026)
Income (loss) before income taxes and minority interest	13,861	(10,831)	(5,763)	(16,594)	15,096
Income tax expense (benefit)	3,195	3,619	(995)	2,624	6,209
Minority interest	25	13	(2)	11	23
Net income (loss)	$10,641	$(14,463)	$(4,766)	$(19,229)	$8,864

	Predecessor		Successor		Successor
	Year ended December 31, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Combined Year ended December 31, 2005	Year ended December 31, 2006

Net sales:
General safety and preparedness	70.4%	68.6%	69.8%	69.1%	70.1%
Fire service	18.0%	19.0%	17.3%	18.3%	15.8%
Electrical safety	11.6%	12.4%	12.9%	12.6%	14.1%
Total net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.3%	63.2%	66.8%	64.8%	63.1%
Gross profit	35.7%	36.8%	33.2%	35.2%	36.9%
Operating expenses	24.0%	30.1%	27.6%	29.0%	26.1%
Income from operations:
General safety and preparedness	7.1%	7.3%	3.6%	5.7%	8.3%
Fire service	3.4%	3.4%	1.2%	2.5%	1.5%
Electrical safety	2.5%	3.1%	2.1%	2.7%	2.7%
Corporate	(1.3)%	(7.1)%	(1.3)%	(4.7)%	(1.7)%
Total income from operations	11.7%	6.7%	5.6%	6.2%	10.8%
Other expense (income):
Interest expense	8.2%	9.0%	8.5%	8.8%	8.4%
Interest income	(0.0)%	(0.3)%	(0.1)%	(0.2)%	(0.1)%
Seller transaction expenses	0.0%	1.7%	0.0%	1.0%	0.0%
Other, net	0.4%	0.3%	(0.0)%	0.1%	(0.2)%
Income (loss) before income taxes and minority interest	3.1%	(4.0)%	(2.8)%	(3.5)%	2.7%
Income tax expense (benefit)	0.7%	1.3%	(0.5)%	0.5%	1.1%
Minority interest	0.0%	0.0%	(0.0)%	0.0%	0.0%
Net income (loss)	2.4%	(5.3)%	(2.3)%	(4.0)%	1.6%

Year Ended December 31, 2006 as Compared to Combined Year Ended December 31, 2005

Net sales. Net sales increased by $77.0 million, or 16.0%, from $481.1 million in 2005 to $558.1 million in 2006. In our general safety and preparedness segment, net sales increased by $58.8 million, or 17.7%, from $332.5 million in 2005 to $391.3 million in 2006. The increase reflects a combination of the following: incremental combined Fibre-Metal and NEOS net sales of $36.1 million, combined organic growth in our European and South African operations of $13.8 million, overall organic growth in our North American non-government business of $11.3 million, favorable exchange rates, which had an impact of $4.7 million and a decrease in government contract shipments of $7.1 million.  In our fire service segment, net sales were consistent at $87.9 million in 2005 and 2006 as incremental American Firewear net sales of $6.4 million were offset by postponed customer orders due in part to the combined impact of government grant holdups and the delayed issuance of the new NFPA standard.  In our electrical safety segment, net sales increased by $18.2 million, or 30.0%, from $60.6 million in 2005 to $78.8 million in 2006 primarily driven by strong market demand, new product penetration and incremental White Rubber net sales of $9.0 million.

Gross profit. Gross profit increased by $36.2 million, or 21.4%, from $169.5 million in 2005 to $205.7 million in 2006, primarily due to the $77.0 million, or 16.0%, increase in net sales. Excluding the impact of inventory purchase accounting adjustments of $5.6 million in 2005 and $1.1 million in 2006 and LIFO charges of $0.2 million in 2005 and $0.9 million in 2006, gross profit increased by $32.4 million, or 18.5%. After adjusting for the inventory purchase accounting adjustments and LIFO charges, our gross profit margin of 37.2% in 2006 was favorable to the 36.4% gross profit margin in 2005. In our general safety and preparedness segment (after adjusting for charges related to purchase accounting and LIFO of $4.5 million in 2005 and $1.7 million in 2006), gross profit increased by $28.2 million, or 23.0%, from $122.7 million in 2005 to $150.9 million in 2006. This increase was primarily due to the overall net sales increase of $58.8 million, or 17.7%, and improved margin realization in our North American operations (in part due to the favorable contribution of Fibre-Metal).  In our fire service segment (after adjusting for charges related to purchase accounting of $1.3 million in 2005), gross profit decreased $2.4 million, or 8.4%, from $28.7 million in 2005 to $26.3 million in 2006 due to lower margin realization (in part due to the inherent lower margin of American Firewear products and product line integration costs). In our electrical safety segment (after adjusting for charges related to purchase accounting of $0.3 million in 2006), gross profit increased by $6.6 million, or 27.9%, from $23.9 million in 2005 to $30.5 million in 2006, primarily due to the $18.2 million, or 30.0%, increase in net sales, which was partially offset by lower margin realization in part due to the White Rubber plant integration.

Operating expenses. Operating expenses increased by $5.9 million, or 4.2%, from $139.5 million in 2005 to $145.4 million in 2006. In our general safety and preparedness segment, operating expenses increased by $12.5 million, or 13.8%, from $90.6 million in 2005 to $103.1 million in 2006, primarily due to higher amortization expense of $1.9 million associated with the intangible assets recorded as part of purchase accounting, incremental combined Fibre-Metal and NEOS operating expenses of $7.3 million, higher foreign exchange rates, which had an impact of $1.3 million, $1.4 million of restructuring charges related to plant relocations and acquisition integration activities, increased variable distribution and selling expenses associated with the $58.8 million, or 17.7%, increase in net sales and higher payroll and administrative expenses. These increases were partially offset by a $6.8 million non-cash curtailment gain recorded as a result of freezing our U.S. defined benefit plans.  In our fire service segment, operating expenses increased $2.4 million, or 15.8%, from $15.5 million in 2005 to $17.9 million in 2006, primarily due to higher amortization expense of $1.6 million associated with intangible assets recorded as part of purchase accounting and incremental American Firewear operating expenses of $0.6 million. In our electrical safety segment, operating expenses increased by $4.4 million, or 38.7%, from $11.0 million in 2005 to $15.4 million in 2006, primarily due to higher amortization expense of $0.5 million associated with intangible assets recorded as part of purchase accounting, incremental White Rubber operating expenses of $1.8 million, $0.1 million of restructuring charges related to White Rubber acquisition integration activities and increased variable selling and distribution expenses related to the $18.2 million, or 30.0%, increase in net sales. Corporate expenses in 2005 consisted of $6.0 million of general and administrative expenses and $16.4 million of management incentive compensation expense related to the Norcross Transaction.  Corporate expenses in 2006 consisted of $7.4 million of general and administrative expenses and $1.6 million of management incentive compensation expense.  The increase in corporate general and administrative expenses of $1.4 million was primarily due to higher payroll, administrative expenses and professional fees.

Income from operations. Income from operations increased by $30.4 million, or 101.4%, from $29.9 million in 2005 to $60.3 million in 2006.  Key variances in 2006 relative to 2005 include: (1) lower inventory purchase accounting charges of $4.5 million, (2) higher LIFO charges of $0.7 million (3) incremental amortization expense of $4.0 million related to purchase accounting, (4) lower management incentive compensation charges of $14.8 million, (5) a non-cash curtailment gain of $6.8 million recorded as a result of freezing our U.S. defined benefit plans and (6) restructuring charges related to plant consolidation and acquisition integration activities of $1.5 million.  Excluding these charges from both periods, income from operations increased by $10.5 million, or 17.7%. Excluding these same charges, as a percentage of net sales, income from operations increased from 12.4% in 2005 to 12.6% in 2006. In our general safety and preparedness segment (after adjusting for the net increase of the key variances discussed above of $6.3 million), income from operations increased by $12.3 million, or 34.4%, from $35.6 million in 2005 to $47.9 million in 2006, primarily due to higher net sales of $58.8 million, or 17.7%, and favorable margin realization. In our fire service segment (after adjusting for the net decrease of the key variances discussed above of $0.3 million), income from operations decreased by $3.3 million, or 20.9%, from $15.8 million in 2005 to $12.5 million in 2006 primarily due to lower margin realization. In our electrical safety segment (after adjusting for the net decrease of the key variances discussed above of $0.9 million), income from operations increased by $2.9 million, or 21.3%, from $14.3 million in 2005 to $17.2 million in 2006, primarily due to higher net sales of $18.2 million, or 30.0%, which was partially offset by lower margin realization. Corporate expenses in 2005 consisted of $6.0 million of general and administrative expenses and $16.4 million of management incentive compensation expense related to the Norcross Transaction.  Corporate expenses in 2006 consisted of $7.4 million of general and administrative expenses and $1.6 million of management incentive compensation expense.  The increase in corporate general and administrative expenses of $1.4 million was primarily due to higher payroll, administrative expenses and professional fees.

Included in income from operations in 2006 and 2005 were depreciation and amortization expenses of $25.8 million and $18.9 million, respectively. Of these amounts, $16.8 million, $4.6 million, and $4.4 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, in 2006 and $12.8 million, $3.0 million, and $3.1 million were attributable to these segments in 2005.

Interest expense. Interest expense increased by $4.6 million, or 11.0%, from $42.2 million in 2005 to $46.8 million in 2006 primarily due to higher outstanding debt balances related to the Fibre-Metal and White Rubber Transactions and higher variable interest rates on our senior credit facility. Included in interest expense in 2005 were non-cash interest charges associated with the senior pay in kind notes and redeemable preferred units of NSP Holdings of $18.0 million.  Included in interest expense in 2006 were non-cash interest charges associated with the senior pay in kind notes of $16.7 million.

Seller transaction expenses. NSP Holdings incurred $4.6 million in transaction expenses (primarily related to professional services) in 2005.  The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Norcross Transaction.

Other, net. Other, net decreased by $1.7 million from $0.7 million in 2005 to $(1.0) million in 2006, primarily due to unrealized foreign exchange rate gains.

Income tax expense. Income tax expense increased by $3.6 million, from $2.6 million in 2005 to $6.2 million in 2006, primarily as a result of higher domestic income tax expense.

Net income. Net income (loss) increased by $28.1 million from $(19.2) million in 2005 to $8.9 million in 2006. This was the result of the reasons discussed above.

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

Gross profit. Gross profit increased by $12.9 million, or 8.2%, from $156.6 million in 2004 to $169.5 million in 2005.   Excluding the impact of inventory purchase accounting adjustments in our general safety and preparedness and fire service segments of $4.3 million and $1.3 million, respectively, gross profit increased by $18.5 million, or 11.8%.  This increase was primarily attributable to the $42.6 million, or 9.7% increase in net sales. After adjusting for the inventory purchase accounting adjustments, our overall gross profit margin of 36.4% in 2005 was favorable to the 35.7% gross profit margin in 2004. In our general safety and preparedness segment (after adjusting for expenses related to purchase accounting of $4.3 million), gross profit increased by $12.0 million, or 10.8%, from $110.5 million in 2004 to $122.5 million in 2005. This increase was primarily due to the overall net sales increase of $24.0 million, or 7.8%, favorable exchange rates which has an impact of $1.9 million, and improved margin realization. Included in the general safety and preparedness segment gross profit were a $1.2 million and $4.1 million increase to the reserve for excess and obsolete inventory and a $0.2 million increase and $0.2 million decrease to the LIFO provisions in 2005 and 2004, respectively. The $1.2 million inventory reserve recorded in 2005 related primarily to our hand protection product line. Our hand protection products were deemed to be excess inventory as we determined that we had either multiple years of inventory on hand or items that had not moved in over a year. The $4.1 million inventory reserve recorded in 2004 related primarily to our respiratory product line. The respiratory products were deemed to be either: 1) excess as we determined that we had either multiple years of inventory on hand or items that had not moved in over a year or 2) obsolete due to government safety standard changes. In our fire service segment (after adjusting for expenses related to purchase accounting of $1.3 million), gross profit increased by $2.5 million, or 9.9%, from $26.1 million in 2004 to $28.6 million in 2005, as the $9.0 million, or 11.5% increase in net sales was partially offset by lower margin realization. In our electrical safety segment, gross profit increased by $4.0 million, or 20.4%, from $19.9 million in 2004 to $23.9 million in 2005, primarily due to the $9.6 million, or 18.8% increase in net sales and improved manufacturing performance.

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

In 2006 and 2005, cash provided by operating activities was $35.0 million and $46.3 million, respectively. The $11.3 million decrease was primarily attributable to increased inventory and accounts receivable due in part to the $77.0 million, or 16.0%, increase in net sales and inventory build-up related to Fibre-Metal and White Rubber plant consolidations, which was partially offset by the $10.5 million increase in operating income (after adjusting for purchase accounting, LIFO, management incentive compensation, pension curtailment gain and restructuring charges).

In 2005 and 2004, cash provided by operating activities was $46.3 million and $29.9 million, respectively. The $16.4 million improvement was primarily attributable to the $7.2 million increase in operating income (after adjusting for expenses related to purchase accounting, management incentive compensation and strategic alternatives expense) and favorable working capital activity.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital.  Investing activities for the year ended December 31, 2006 include: (1) $22.2 million for the White Rubber Transaction; (2) $4.5 million for the American Firewear Transaction; (3) $3.6 million for the NEOS Transaction; and (4) $1.1 million for royalty payments to the sellers of Muck Boot and Arbin.

For the Predecessor period from January 1, 2005 through July 19, 2005, we made royalty payments to the sellers of Muck Boot and Arbin totaling $0.7 million.  Successor period investing activities for the period from July 20, 2005 through December 31, 2005 include: (1) $204.5 million of cash purchase price related to the Norcross Transaction; (2) $68.7 million of cash purchase price related to the Fibre-Metal Transaction; and (3) $0.5 million for royalty payments to the sellers of Muck Boot and Arbin.

In 2004, we made royalty payments to the sellers of Muck Boot and Arbin totaling $0.7 million and received proceeds from the sale of property, plant and equipment of $0.7 million.

Our capital expenditures were $11.6 million in 2006, $9.3 million in 2005 and  $6.4 million in 2004.

As of December 31, 2006, we had working capital of $146.8 million and cash of $26.8 million.  We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand.  Bunker gear is an exception and is generally made to order.  Our accounts receivable terms are generally 30 days, net.

For the year ended December 31, 2006, net cash provided by financing activities was $13.7 million, consisting of the following: proceeds from additional term borrowings of $15.0 million under the New Credit Facility (as defined below) related to the White Rubber Transaction, $1.8 million of payments on long-term obligations, $0.7 million of capital contributions and $0.2 million of payments for deferred financing costs.

For the Predecessor period from January 1, 2005 through July 19, 2005, net cash used in financing activities was $20.6 million, representing payments of deferred financing fees of $3.2 million; proceeds from the issuance of 11¾% senior pay in kind notes of $100.0 million (the “Existing Holdings Notes”); payments on long-term obligations of $13.6 million , including an excess cash flow sweep payment under the terms of the former senior credit facility of $12.2 million; payment in respect of preferred units of $60.0 million; and distributions in respect of the common units of certain members of management of $2.5 million. For the successor period from July 20, 2005 through December 31, 2005, net cash provided by financing activities was $264.5 million, including $153.0 million of borrowings under our New Credit Facility (as defined below) used to fund the Norcross and Fibre-Metal Transactions, $23.6 million of proceeds from the issuance of senior pay in kind notes and $109.7 million of capital contributions.  Additionally, we paid $21.1 million in deferred financing costs consisting of expenses associated with the New Credit Facility (including incremental borrowings for the Fibre-Metal Transaction), the Norcross senior subordinated notes, and the senior pay in kind notes which are further discussed below.

In 2004, net cash used in financing activities was $8.6 million, representing payments for deferred financing costs of $0.9 million, payments on long-term debt obligations of $4.8 million and tax distributions to members of $2.9 million.

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

On November 1, 2005, Norcross entered into the Incremental Facility Amendment to the New Credit Facility (the “Amendment”) in order to complete the acquisition of all of the issued and outstanding capital stock of Fibre-Metal.  Under the terms of the Amendment, Norcross, the U.S. borrowers and the lenders agreed to a total incremental term commitment of $65.0 million.  Additionally, the Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.  Norcross financed the Fibre-Metal Transaction with these additional term borrowings and cash on the balance sheet.

On June 9, 2006, Norcross entered into the Second Incremental Facility Amendment to the New Credit Facility (the “Second Amendment”) in order to complete the acquisition of all of the issued and outstanding capital stock of White Rubber.  Under the terms of the Second Amendment, Norcross, the U.S. borrowers and the lenders agreed to a total incremental term commitment of $15.0 million.  Additionally, the Second Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.  Norcross financed the White Transaction with these additional term borrowings and cash on the balance sheet.

As of December 31, 2006, borrowings under the New Credit Facility bore interest at a weighted average rate of 7.5%.  Prior to June 30, 2010, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium.  The term loan is payable in quarterly installments totaling $1.7 million per annum, with the remainder due in four quarterly installments ending June 30, 2012.  As of December 31, 2006, there was approximately $165.7 million of outstanding indebtedness under the New Credit Facility and approximately $47.5 million of available borrowings under the revolving credit facility.

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

Initially, the applicable margin with respect to the revolving credit facility is (a) 1.25% in the case of alternate base rate loans and Canadian dollar prime loans and (b) 2.25% in the case of Eurodollar rate loans and bankers’ acceptance rate loans.  With respect to the term loan, the applicable margin will be (a) 1.00% in the case of alternate base rate loans and (b) 2.00% in the case of Eurodollar rate loans.  After our fiscal quarter ending December 31, 2005, the margins applicable to the revolving credit facility and the U.S. swing line loans adjust on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries.  In addition, we will be required to pay to the lenders under the revolving credit facility an initial commitment fee in respect of the unused commitments thereunder at a per annum rate of 0.50%.  After our fiscal quarter ending December 31, 2005, the commitment fee rate adjusts on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries.

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

•                  restrictive covenants including limitations on other indebtedness, liens, fundamental changes, asset sales, restricted payments, capital expenditures, investments, prepayments, transactions with affiliates, sales and leasebacks, negative pledges, lines of business; and

•                  financial covenants requiring us to maintain a maximum total leverage ratio of total debt over EBITDA (as defined therein) for the period, a minimum fixed charge coverage ratio of EBITDA (as defined therein) less capital expenditures over fixed charges for the period and a minimum interest coverage ratio of EBITDA (as defined therein) over interest expense for the period.

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

On July 19, 2005, we sold $25.0 million in principal amount of 11¾%  senior pay in kind notes due 2012 (the “New Notes”). The New Notes were sold pursuant to a purchase agreement, dated June 28, 2005 (the “Purchase Agreement”), by and between us and Credit Suisse First Boston, LLC (the “Initial Purchaser”). The New Notes were issued pursuant to the Indenture. Pursuant to the term of the Purchase Agreement, the New Notes were sold to the Initial Purchaser and were resold to qualified institutional buyers in compliance with the exemption from registration.

In connection with the closing of the Norcross Transaction, we entered into a second supplemental indenture dated as of July 19, 2005 (the “Second Supplemental Indenture”) among NSP Holdings, NSP Capital, us and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of January 7, 2005 (the “Indenture”) by and among NSP Holdings, NSP Capital and the Trustee providing for the issuance of the New Notes and the assumption by us of all of the rights, powers, commitments, obligations and liabilities of NSP Holdings under the Indenture and the Existing Holdings Notes.

In connection with the closing of the Norcross Transaction, Norcross entered into a supplemental indenture dated as of July 19, 2005 (the “Supplemental Indenture”) by and among Norcross, Norcross Capital Corp. (“Capital”), the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Indenture”) providing for the issuance by Norcross and Capital of $152.5 million aggregate principal amount of 9 7/8 % senior subordinated notes due 2011.  Pursuant to the terms of the Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Supplemental Indenture) had been delivered in order to waive our obligations under the Change in Control covenant of the Indenture in connection with the Norcross Transaction.

Safety Products is a holding company with no business operations or assets other than the equity interests it holds in its subsidiaries. Its subsidiaries do not guarantee Safety Products’ obligations under the senior pay in kind notes and do not have any obligation with respect to the notes.  Consequently, Safety Products is dependent on dividends and other payments from its subsidiaries, none of which have guaranteed the notes, to make payments of principal and, when they elect to or are required to pay interest in cash interest on the notes.  Its subsidiaries are separate and distinct legal entities, and they will have no obligation, contingent or otherwise, to pay the amounts due under the notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

The terms of Norcross’ senior credit facility significantly restrict Norcross from paying dividends and otherwise transferring assets to Safety Products.  Further, the terms of the indenture governing the Norcross senior subordinated notes significantly restrict Norcross and Safety Products’ other subsidiaries from paying dividends and otherwise transferring assets to Safety Products, except for taxes and ordinary course corporate operating expenses.  Safety Products cannot assure you that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Safety Products with sufficient dividends, distributions or loans to make the mandatory partial redemption of the senior pay in kind notes on July 1, 2010 or to fund the cash interest payments on the notes that are required to begin thereafter. The ability of Safety Products’ subsidiaries to make dividends and other payments to it will depend on their cash flows and earnings which, in turn, will be affected by all of the factors discussed under the heading “Item 1A.  Risk Factors.”

Given the restrictions in our debt instruments, we currently anticipate that, in order to pay the principal amount of the senior pay in kind notes at maturity or to repurchase the notes upon a change of control as defined in the indentures governing the notes, we will be required to adopt one or more alternatives, such as refinancing our indebtedness at or before maturity, selling our equity securities or the equity securities or assets of Norcross, seeking capital contributions or loans from our affiliates or reducing or delaying business activities and capital expenditures.  There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, or at all, or that any of the foregoing actions would enable us to refinance our indebtedness or pay the principal amount or interest of the notes or that any of such actions would be permitted by the terms of the indentures governing the notes or any debt instruments of our subsidiaries then in effect.

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

Contractual Obligations

The following table summarizes our contractual obligations and commitments, as of December 31, 2006 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Long-term debt obligations	$445,143	$4,631	$4,652	$234,146	$201,714
Capital lease obligations	205	68	137	—	—
Interest payments (1)	260,449	27,448	54,190	75,122	103,689
Operating lease obligations	35,923	7,065	11,096	7,042	10,720
Purchase obligations (2)	47,036	47,036	—	—	—
Other long-term liabilities (3)	4,076	4,076	—	—	—
Total	$792,832	$90,324	$70,075	$316,310	$316,123

(1)                Interest payments for variable rate obligations are calculated using the interest rate as of December 31, 2006.

(2)                Purchase obligations exclude our accounts payable of $21.9 million and include open purchase orders of $46.4 million and all other contractual obligations of $0.6 million pursuant to which we are obligated to purchase good or services.

(3)     Represents obligations under pension and other post-retirement plans.

Off-balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Effect of Inflation

Inflation has generally not been a material factor affecting our business.  Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of January 1, 2007, as required.  We are in the process of determining the effects, if any, that the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us as of the beginning of our fiscal year ended December 31, 2008. We are in the process of determining the effects, if any, that the adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. We are required to adopt SFAS No. 159 as of the beginning of our fiscal year ended December 31, 2008.  We are in the process of determining the effects, if any, that adoption of SFAS No. 159 will have on our financial statements.

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

At December 31, 2006, we had total debt (excluding original issue (discount) premium) and obligations under capital leases of $475.4 million.  This debt is comprised of fixed rate debt of $309.7 million and floating rate debt of $165.7 million.  The pre-tax earnings and cash flow impact in 2006 resulting from a one percentage point increase in interest rates on our variable rate debt would be approximately $1.7 million, holding other variables constant.

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

A portion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member’s equity.  Accordingly, our consolidated member’s equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country’s respective currency and may, from time to time, also involve hedging programs intended to reduce our exposure to currency fluctuations.  Management believes the effect of a one percentage point increase in the strength of the Canadian dollar and the Euro relative to the U.S. dollar from December 31, 2005 to December 31, 2006 would have resulted in a $140,000 and $113,000 increase in our income from operations, respectively.  During 2006, the Canadian dollar was consistent relative to the U.S. dollar and the Euro strengthened approximately 10.2% relative to the U.S. dollar.

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Safety Products Holdings, Inc.

Audited Consolidated Financial Statements for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

Shareholders

Safety Products Holdings, Inc.

We have audited the accompanying consolidated balance sheets  as of December 31, 2006 and 2005, of Safety Products Holdings, Inc., (Company), a Delaware Corporation, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006 and the period from July 20, 2005 to December 31, 2005 (Successor), and the related consolidated statements of operations, changes in members’ deficit, and cash flows for the year ended December 31, 2004 and for the period from January 1, 2005 to July 19, 2005 of NSP Holdings L.L.C. (Predecessor).  Our audits also included the financial statement schedules listed in the index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements and schedules referred to above present fairly, in all material respects, the consolidated financial position of Safety Products Holdings, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and for period from July 20, 2005 to December 31, 2005 (Successor), and the consolidated results of NSP Holdings L.L.C. ( Predecessor) operations and cash flows for the year ended December 31, 2004 and for the period from January 1, 2005 to July 19, 2005 , in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements Nos. 87, 88, 106 and 132(R), as of December 31, 2006.  The Company also adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, as of January 1, 2006.

/s/ Ernst & Young LLP

Chicago, Illinois
March 14, 2007

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$20,819	$26,796
Accounts receivable, less allowance of $2,317 and $2,323 in 2005 and 2006, respectively	68,286	73,306
Inventories	93,462	108,270
Deferred income taxes	3,230	2,143
Prepaid expenses and other current assets	3,206	3,624
Total current assets	189,003	214,139
Property, plant and equipment, net	67,315	69,627
Deferred financing costs, net	19,669	16,517
Goodwill	135,718	157,242
Other intangible assets, net	276,842	281,438
Other noncurrent assets	5,109	5,119
Total assets	$693,656	$744,082

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,229	$21,891
Accrued expenses	34,137	40,596
Current maturities of long-term obligations	1,846	4,820
Total current liabilities	57,212	67,307
Pension, postretirement and deferred compensation	32,340	17,082
Long-term obligations	441,393	470,140
Other noncurrent liabilities	5,376	7,008
Deferred income taxes	50,268	55,460
Minority interest	176	199
	529,553	549,889

Shareholders’ equity:
Common shares	110	110
Contributed capital	109,560	111,883
(Accumulated deficit) retained earnings	(4,766)	4,098
Accumulated other comprehensive income	1,987	10,795
Total shareholders’ equity	106,891	126,886
Total liabilities and shareholders’ equity	$693,656	$744,082

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands)

	Predecessor		Successor
	Year ended December 31, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Year ended December 31, 2006

Net sales	$438,499	$271,694	$209,396	$558,065
Cost of goods sold	281,924	171,645	139,978	352,340
Gross profit	156,575	100,049	69,418	205,725
Operating expenses:
Selling	40,120	25,512	19,154	51,908
Distribution	22,452	14,634	11,385	32,688
General and administrative (1)	41,721	41,344	19,946	47,758
Amortization of intangibles	517	329	7,216	11,508
Strategic alternatives	616	—	—	—
Restructuring and merger-related charges	—	—	—	1,539
Total operating expenses	105,426	81,819	57,701	145,401
Income from operations	51,149	18,230	11,717	60,324
Other expense (income):
Interest expense	35,962	24,584	17,645	46,875
Interest income	(213)	(914)	(156)	(621)
Seller transaction expenses	—	4,646	—	—
Other, net	1,539	745	(9)	(1,026)
Income (loss) before income taxes and minority interest	13,861	(10,831)	(5,763)	15,096
Income tax expense (benefit)	3,195	3,619	(995)	6,209
Minority interest	25	13	(2)	23
Net income (loss)	$10,641	$(14,463)	$(4,766)	$8,864

(1)  General and administrative expenses exclude amortization of intangibles and include $16,388 and $1,610 of management incentive compensation for the period from January 1, 2005 through July 19, 2005 and for the year ended December 31, 2006, respectively.

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIT/ SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Units)

										Accumulated
										Other
										Comprehensive
	Class E		Class A		Class C		Class D		Accumulated	(Loss)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Deficit	Income	Total
Predecessor Company
Balance at January 1, 2004	—	$—	7,265,804	$38,676	184,523	$188	212,018	$1,248	$(126,437)	$(2,916)	$(89,241)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	7,492	7,492
Minimum pension liability	—	—	—	—	—	—	—	—	—	(1,047)	(1,047)
Net income	—	—	—	—	—	—	—	—	10,641	—	10,641
Comprehensive income											17,086
Capital contributions	986	1	—	—	—	—	—	—	—	—	1
Distributions to members	—	—	—	—	—	—	—	—	(2,943)	—	(2,943)
Balance at December 31, 2004	986	1	7,265,804	38,676	184,523	188	212,018	1,248	(118,739)	3,529	(75,097)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(5,651)	(5,651)
Minimum pension liability	—	—	—	—	—	—	—	—	—	(3,684)	(3,684)
Net loss	—	—	—	—	—	—	—	—	(14,463)	—	(14,463)
Comprehensive loss											(23,798)
Capital contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	—	—	—	(2,509)	—	(2,509)
Balance at July 19, 2005	986	$1	7,265,804	$38,676	184,523	$188	212,018	$1,248	$(135,711)	$(5,806)	$(101,404)

				(Accumulated	Accumulated
				Deficit)	Other
			Contributed	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Successor Company
Capital contribution	10,967,000	$110	$109,560	$—	$—	$109,670
Foreign currency translation adjustments	—	—	—	—	1,987	1,987
Net loss	—	—	—	(4,766)	—	(4,766)
Comprehensive loss						(2,779)
Balance at December 31, 2005	10,967,000	110	109,560	(4,766)	1,987	106,891
Capital contribution	63,884	—	713	—	—	713
Management incentive compensation	—	—	1,610	—	—	1,610
Foreign currency translation adjustments	—	—	—	—	5,344	5,344
Net income	—	—	—	8,864	—	8,864
Comprehensive income						14,208
Adjustment to initially apply SFAS No. 158, net of tax of $2,208	—	—	—	—	3,464	3,464
Balance at December 31, 2006	11,030,884	$110	$111,883	$4,098	$10,795	$126,886

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Predecessor		Successor
	Year ended December 31, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Year ended December 31, 2006

Operating activities
Net income (loss)	$10,641	$(14,463)	$(4,766)	$8,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and form amortization	11,854	6,177	5,145	14,327
Amortization of intangibles	517	329	7,216	11,508
Amortization of deferred financing costs	1,777	1,311	1,441	3,353
Amortization of original issue discount (premium)	92	58	(76)	(147)
Loss on sale of property, plant and equipment	899	—	—	131
Deferred income taxes	583	(86)	(2,416)	920
Minority interest	25	13	(2)	23
Noncash interest	13,493	11,167	6,877	16,733
Noncash management incentive compensation	—	—	—	1,610
Noncash pension curtailment gain	—	—	—	(6,751)
Changes in operating assets and liabilities:
Accounts receivable	(7,876)	(2,607)	1,259	(2,206)
Inventories	(1,704)	(1,515)	7,208	(10,855)
Prepaid expenses and other current assets	650	467	(233)	(116)
Other noncurrent assets	(627)	(477)	412	(559)
Accounts payable	(365)	(492)	2,170	(1,317)
Accrued expenses	1,175	20,902	3,883	3,851
Pension, postretirement, and deferred compensation	(2,442)	(1,210)	(1,431)	(4,002)
Other noncurrent liabilities	1,223	(30)	3	(367)
Other	(4)	20	1	5
Net cash provided by operating activities	29,911	19,564	26,691	35,005

Investing activities
Purchase of businesses, net of cash acquired	(691)	(653)	(273,725)	(31,358)
Purchases of property plant and equipment	(6,423)	(4,250)	(5,037)	(11,573)
Proceeds from sale of property, plant and equipment	736	—	—	113
Net cash used in investing activities	(6,378)	(4,903)	(278,762)	(42,818)

Financing activities
Payments for deferred financing costs	(904)	(3,246)	(21,110)	(201)
Proceeds from borrowings	—	100,000	176,646	15,000
Payments of debt	(4,775)	(13,623)	(731)	(1,826)
Capital contribution	1	—	109,670	713
Distributions on preferred units	—	(60,000)	—	—
Distributions on common units	(2,943)	(2,509)	—	—
Net cash (used in) provided by financing activities	(8,621)	20,622	264,475	13,686
Effect of exchange rate changes on cash	4,478	(2,725)	1,271	104
Net increase in cash and cash equivalents	19,390	32,558	13,675	5,977
Cash and cash equivalents at beginning of period	16,341	35,731	7,144	20,819
Cash and cash equivalents at end of period	$35,731	$68,289	$20,819	$26,796

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004, THE PERIOD FROM JANUARY 1, 2005 THROUGH JULY 19,
2005, THE PERIOD FROM July 20, 2005 THROUGH DECEMBER 31, 2005 AND THE YEAR ENDED
DECEMBER 31, 2006

(Amounts in Thousands, Except Units and Per Unit Data)

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

2.  Transactions

On July 19, 2005, Norcross Safety Products L.LC. (“Norcross”) announced the closing of the transaction under which it was acquired by Safety Products, a new holding company formed by Odyssey Investment Partners, LLC for the purpose of completing the acquisition.  Pursuant to the terms of the purchase agreement, Safety Products purchased all of the outstanding membership units of Norcross and all of the outstanding common stock of NSP Holdings Capital Corp. (“NSP Capital”), a wholly-owned subsidiary of NSP Holdings L.L.C. (“NSP Holdings”), and pursuant to which Safety Products assumed all of the outstanding indebtedness of Norcross and NSP Holdings, in exchange for a base purchase price to NSP Holdings of $472,000, plus the cash in Norcross as of April 2, 2005 in the amount of approximately $16,900, less (1) the indebtedness of Norcross and its subsidiaries as of April 2, 2005 and (2) certain transaction fees and expenses.  The cash purchase price was $204,488 including direct costs of acquisition of $2,346, and excluding assumed debt of $260,523.

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

On February 2, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4,453 in cash (including acquisition costs of $203 and net of cash acquired of $183) and a $1,000 subordinated seller note. In addition, the purchase price may be increased by $750 over the next four years based on American Firewear achieving certain financial and operating objectives. The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note. The Company believes the acquisition of American Firewear will strengthen its hand protection product line in the fire service segment.  The results of operations of American Firewear are included in the Company’s consolidated statement of operations from the date of acquisition.

On June 9, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The White Rubber Corporation (“White Rubber”). The purchase price was $22,182 (including acquisition costs of $636 and gross of outstanding checks of $773). The Company financed the acquisition through additional term borrowings under the senior credit facility and cash on the balance sheet.  The Company believes the acquisition of White Rubber will strengthen its product line offering in the electrical safety segment.  The results of operations of White Rubber are included in the Company’s consolidated statement of operations from the date of acquisition.

On September 19, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The New England Overshoe Company, Inc. (“NEOS”).  The purchase price consisted of $3,639 in cash (including acquisition costs of $139 and net of cash acquired of $6) and a $750 subordinated seller note.  In addition, the purchase price may be increased over the next five years based on NEOS achieving certain net sales targets.  The Company financed the acquisition through cash on the balance sheet and the issuance of a $750 subordinated seller note.  The Company believes the acquisition of NEOS will broaden its footwear product portfolio in the general safety and preparedness segment.  The results of NEOS are included in the Company’s consolidated statement of operations from the date of acquisition.

The acquisition of Norcross is referred to as the “Norcross Transaction”, the acquisition of Fibre-Metal is referred to as the “Fibre-Metal Transaction”, the acquisition of American Firewear is referred to as the “American Firewear Transaction”, the acquisition of White Rubber is referred to as the “White Rubber Transaction” and the acquisition of NEOS is referred to as the “NEOS Transaction.”  Collectively, the Norcross Transaction, the Fibre-Metal Transaction, the American Firewear Transaction, the White Rubber Transaction and the NEOS Transaction are referred to as the “Transactions”.

3.  Basis of Presentation

Predecessor — The consolidated financial statements of the Predecessor represent the consolidated results of operations of NSP Holdings L.L.C. prior to the Norcross Transaction.

Successor — The consolidated financial statements of the Successor represent the consolidated results of operations of Safety Products Holdings, Inc. subsequent to the Norcross Transaction.

The consolidated financial statements of the Successor reflect the Transactions under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (SFAS) No. 141, Business Combinations.

The Company has allocated the purchase price related to the Norcross Transaction on the basis of its estimate of the fair value of the underlying assets acquired and liabilities assumed as follows:

As of July 20, 2005
Cash and cash equivalents	$7,144
Accounts receivable	63,774
Inventories	93,503
Prepaid expenses and other current assets	2,806
Property, plant and equipment	63,560
Goodwill	108,456
Other intangible assets	242,459
Other noncurrent assets	5,828
Total assets acquired	$587,530

Accounts payable	$17,379
Accrued expenses	28,991
Pension, post-retirement and deferred compensation	33,739
Other noncurrent liabilities	7,373
Deferred income taxes	34,887
Minority interest	148
Total liabilities assumed	122,517
Net assets acquired	$465,013

The Company has allocated the purchase price related to the Fibre-Metal Transaction on the basis of its estimate of the fair value of the underlying assets acquired and liabilities assumed as follows:

As of November 1, 2005
Cash and cash equivalents	$—
Accounts receivable	5,770
Inventories	6,950
Prepaid expenses and other current assets	166
Property, plant and equipment	3,533
Goodwill	32,178
Other intangible assets	41,130
Total assets acquired	$89,727

Accounts payable	$1,680
Accrued expenses	3,026
Pension, post-retirement and deferred compensation	32
Deferred income taxes	16,266
Total liabilities assumed	21,004
Net assets acquired	$68,723

The Company has allocated the purchase price related to the White Rubber Transaction on the basis of its estimate of the fair value of the underlying assets acquired and liabilities assumed as follows:

As of June 10, 2006
Cash and cash equivalents	$—
Accounts receivable	1,866
Inventories	2,682
Prepaid expenses and other current assets	285
Property, plant and equipment	2,974
Goodwill	10,677
Other intangible assets	9,530
Other noncurrent assets	127
Total assets acquired	$28,141

Accounts payable	$1,909
Accrued expenses	1,691
Pension, post-retirement and deferred compensation	26
Deferred income taxes	3,106
Total liabilities assumed	6,732
Net assets acquired	$21,409

The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment, inventories, and other intangible assets, including customer relationships, brand names, developed technology, favorable leaseholds and backlog.  The Company has received values from the appraisers, which have been included in the above tables.

Approximately $108,456 of goodwill was recorded related to the Norcross Transaction (of which approximately $38,000 was tax deductible).  The primary reasons for the Norcross Transaction and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

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

Approximately $32,178 of goodwill was recorded related to the Fibre-Metal Transaction (none of which was tax deductible).  The primary reasons for the Fibre-Metal Transaction and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

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

Approximately $10,677 of goodwill was recorded related to the White Rubber Transaction (none of which was tax deductible).  The primary factor that contributed to a purchase price that resulted in recognition of goodwill was the expected cost savings associated with integrating White Rubber manufacturing and distribution facilities into the Company’s existing facilities. The other consideration affecting the value of goodwill was the application of purchase accounting, particularly for deferred tax liabilities for which significant liability balances were recorded with no corresponding significant short-term cash outflows.

The following table presents the unaudited pro forma net sales, income from operations, and net income of the Company (based on the preliminary allocation of purchase price) assuming the Transactions had occurred on January 1, 2005:

	Year ended December 31, 2005	Year ended December 31, 2006
Net sales	$538,324	$567,931
Income from operations	33,659	65,915
Net (loss) income	(22,434)	12,887

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

Revenue Recognition

Sales and related cost of sales are recognized when risk of loss and product title passes to the customer.

Freight-Out Costs

The Company records freight-out costs in distribution expenses.  Such amounts were $10,224, $6,848, $5,380 and $15,751 for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005, and the year ended December 31, 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market.  The Company’s North Safety Products, Inc. (“North”) legal entity accounts for its inventory under the last in, first out (“LIFO”) method. This was the method in place when North was acquired by the Company in October 1998 and was also the method adopted in connection with the Norcross Transaction. The Company has continued to use the LIFO method for this legal entity for tax purposes and accordingly, is required to use LIFO for financial reporting purposes. All of the other legal entities of the Company account for their inventory under the first in, first out (“FIFO”) method. Inventories valued at FIFO accounted for approximately 64% and 63% of the Company’s inventories at December 31, 2005 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Equipment under capital leases is stated at the present value of minimum lease payments or fair value at the inception of the leases, whichever is lower.  Depreciation is determined by using the straight-line method over the estimated useful lives of the assets.  Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset, with the related amortization expense included in depreciation expense.

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

Buildings and improvements	4 to 25 years
Machinery and equipment	4 to 15 years
Dies and tooling	1 to 15 years
Furniture and fixtures	1 to 10 years
Computers and office equipment	1 to 7 years

Intangible Assets

The amortizable lives of intangible assets for the purpose of computing amortization expense, which is recorded on a straight line basis, are as follows:

Brand names	Indefinite
Customer relationships	15 to 20 years
Technology	10 years
Favorable Leaseholds	1.5 years

Deferred Financing Costs

Deferred financing costs represent capitalized fees and expenses associated with obtaining financing.  The costs are being amortized and recorded to interest expense using the straight-line method, which approximates the effective interest method, over the period of the related financing.  Accumulated amortization of deferred financing costs at December 31, 2005 and 2006, was $1,441 and $4,794, respectively.

Goodwill and Other Intangibles

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired.  The impairment review process for goodwill compares the fair value of the reporting unit in which goodwill resides to its carrying value. Based on the results of the first step of the annual impairment test, the Company determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed.

The following table summarizes goodwill by segment:

	General Safety and Preparedness	Fire Service	Electrical Safety	Total
Predecessor Company
Balance as of January 1, 2005	$123,275	$9,387	$—	$132,662
Goodwill acquired and other adjustments to purchase price allocation	73	—	258	331
Effect of foreign currency translation	(773)	—	—	(773)
Balance as of July 19, 2005	$122,575	$9,387	$258	$132,220

Successor Company
Balance as of July 20, 2005	$84,851	19,437	$12,005	$116,293
Goodwill acquired and other adjustments to purchase price allocation	18,815	(24)	—	18,791
Effect of foreign currency translation	634	—	—	634
Balance as of December 31, 2005	104,300	19,413	12,005	135,718
Goodwill acquired and other adjustments to purchse price allocation	7,086	2,089	10,676	19,851
Effect of foreign currency translation	1,673	—	—	1,673
Balance as of December 31, 2006	$113,059	$21,502	$22,681	$157,242

The Company’s other intangible assets with indefinite lives consist of $98,802 and $100,906 related to brand names as of December 31, 2005 and 2006, respectively.  The Company determined that these brand names had indefinite lives due to their strong reputation for excellence in protecting workers from hazardous and life-threatening environments, their history of developing innovative and differentiated products and their strong market share positions in key product lines.  In addition, these brand names have been in existence for multiple years and the Company has the ability and intent to continue supporting these brands.  The impairment review for indefinite lived intangibles compares the fair value of each intangible to its carrying value.  Based on the impairment test, the Company determined that no impairment of indefinite lived intangibles existed.

The Company’s other intangible assets with finite lives consist of brand names, customer relationships, technology and favorable leaseholds.  The following table summarizes other intangible assets with finite lives:

	December 31, 2005			December 31, 2006
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Brand names	$—	$—	$—	$210	$(123)	$87
Customer relationships	160,478	(3,072)	157,406	174,296	(12,050)	162,246
Technology	20,910	(729)	20,181	20,910	(2,823)	18,087
Favorable Leaseholds	510	(57)	453	510	(398)	112
Total	$181,898	$(3,858)	$178,040	$195,926	$(15,394)	$180,532

Future amortization expense for other finite lived intangible assets held as of December 31, 2006, is as follows:

2007	$11,522
2008	11,324
2009	11,324
2010	11,324
2011	11,324
Thereafter	123,714
$180,532

Income Taxes

The Company is a corporation.  The Predecessor income is allocated to, and included in the individual returns of the unitholders of NSP Holdings which is treated as a partnership under federal tax law.  The Successor income is included as part of the U.S. federal consolidated return of Safety Products.  Certain of the Company’s subsidiaries are corporations which are subject to U.S. federal, state and local income taxes.  For the Predecessor period the tax liability for these entities is calculated on a stand alone basis.  For the Successor period, these entities are treated as filing as part of a consolidated group with the Company.  Additionally, the Company’s foreign subsidiaries are subject to their respective foreign income tax reporting requirements.

Deferred income taxes are recognized for the difference in reporting of certain assets and liabilities for financial reporting and tax purposes.  These temporary differences are determined by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Valuation allowances are provided against deferred tax assets which are not more likely than not to be realized.  Deferred income taxes are not provided on the unremitted earnings of foreign subsidiaries because it has been the practice, and it is the intention, of the Company to continue to reinvest these earnings in the businesses outside the United States.  The effect of a change in tax rates is recognized in the period that includes the enactment date.  Tax contingencies are reserved (including related interest) for tax positions taken for which the likelihood of being sustained is considered to be less than probable.  Tax contingency reserves are re-evaluated throughout the year taking into account new legislation, regulations, case law and tax audit results.

Advertising

The Company expenses advertising costs as incurred.  Advertising expense was approximately $3,021, $2,422, $1,547 and $4,806 for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005, and the year ended December 31, 2006, respectively.

Foreign Currency Translation

The accounts of foreign operations are measured using local currency as the functional currency.  For those operations, assets and liabilities are translated into U.S. dollars at the end of period exchange rates and income and expenses are translated at average exchange rates for the period.  Net adjustments resulting from such translation are accumulated as a separate component of other comprehensive income included in member’s equity.  The accumulated balance of the foreign currency translation adjustments included as a component of the accumulated other comprehensive income amounted to $1,987 and $7,331 as of December 31, 2005 and 2006 respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, the New Senior Credit Facility, notes payable, the New Senior Subordinated Notes and the Senior Pay In Kind Notes (see Note 7).  The fair values of the Company’s financial instruments were not materially different from their carrying values at December 31, 2005 and 2006, with the exception of the Senior Pay In Kind Notes which had a carrying value of $148,464 and fair value of $165,946 as of December 31, 2006.  The Company estimates the fair value of its obligations using the discounted cash flow method with interest rates currently available for similar obligations.

Insurance

Employee medical costs are insured under commercial excess policies.  The Company covers the cost of such coverages up to certain retention limits.  Insurance claim reserves for employee medical costs represent the estimated amounts necessary to settle outstanding claims, including claims that are incurred but not reported, based on the facts in each case and the Company’s experience with similar cases.  These estimates are continually reviewed and updated, and any resulting adjustments are reflected in current income from operations.

The liability related to medical self-insurance was $2,520 and $ 2,505 as of December 31, 2005 and 2006, respectively.  Medical self-insurance expense was approximately $6,270, $4,800, $3,109 and $7,621 for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the year ended December 31, 2006, respectively.

Use of Estimates in the Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Employee Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for the Company as of December 31, 2007, with early adoption permitted. The Company adopted the recognition and measurement provisions of SFAS No. 158 for the year ended December 31, 2006 and recognized $3,464 of accumulated comprehensive income, net of tax.  This represented the net impact of a $5,672 decrease to pension , post-retirement and deferred compensation and a $2,208 decrease to deferred tax assets (see Note 9).  The Company’s measurement date for its defined benefit and post-retirement benefit plans was December 31, 2006.

Management Incentive Compensation

Prior to December 31, 2005, the Company accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (“ABP”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123 (R), Share-Based Payments (“SFAS No. 123(R)”). As a result of adopting SFAS No. 123(R) on January 1, 2006, income before income taxes and net income for the year ended December 31, 2006, are $1,610 and $984 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The application of the fair value provisions of SFAS No. 123(R) would not have had an impact on the Company’s results in 2005 (see Note 21).

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN 48 as of January 1, 2007, as required. The Company is in the process of determining the effects, if any, that the adoption of FIN 48 will have on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The Company is required to adopt SFAS No. 159 as of the beginning of its fiscal year ended December 31, 2008.  The Company is in the process of determining the effects, if any, that adoption of SFAS No. 159 will have on its financial statements.

5.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2005	December 31, 2006
Land	$8,271	$8,656
Buildings and improvements	15,989	18,264
Machinery and equipment	33,074	41,695
Dies and tooling	5,852	7,276
Furniture and fixtures	1,704	3,138
Computers and office equipment	4,479	6,878
Construction in progress	2,730	1,995
	72,099	87,902
Less: Accumulated depreciation	(4,784)	(18,275)
	$67,315	$69,627

6.  Inventories

Inventories consist of the following:

	December 31, 2005	December 31, 2006
At FIFO cost:
Raw materials	$23,755	$24,823
Work in process	12,745	13,756
Finished goods	57,126	70,799
	93,626	109,378
Adjustment to LIFO cost	(164)	(1,108)
	$93,462	$108,270

7. Debt

The Company’s debt consists of the following:

	December 31, 2005	December 31, 2006
Revolving credit facilities	$—	$—
Term loan	152,390	165,720
Senior pay in kind notes	138,357	155,090
Senior subordinated notes	152,500	152,500
European term loans	248	173
Subordinated seller notes	—	1,750
Capital lease obligations	75	205
Unamortized discount on senior pay in kind notes	(7,517)	(6,626)
Unamortized premium on senior subordinated notes	7,186	6,148
	443,239	474,960
Less: Current maturities of long-term obligations	1,846	4,820
	$441,393	$470,140

On July 19, 2005, in conjunction with the Norcross Transaction, Norcross entered into a new Senior Credit Facility (the “New Credit Facility”) which provides for aggregate borrowings of $138,000, consisting of (a) a term loan in the amount of $88,000, payable in twenty-eight consecutive quarterly installments which commenced on September 30, 2005 and (b) a revolving credit facility in an aggregate principal amount of $50,000.  The New Credit Facility is comprised of a U.S. revolving facility and a Canadian subfacility.  The amount of the total U.S. revolving facility is an amount equal to $50,000 less the amount at such time outstanding under the Canadian subfacility.  The amount of the total Canadian subfacility is an amount denominated in Canadian dollars having a U.S. dollar equivalent of $25,000 less the amount at such time outstanding under the U.S. revolving facility.  At any time upon the request of the Company or the U.S. Subsidiary Borrowers (as defined in the New Credit Facility), one or more new term loan facilities may be added in any aggregate amount of up to $100,000 (and not less than

$10,000 for any such additional term loan), subject to certain conditions, the proceeds of which shall be used to finance permitted acquisitions, pay fees and related expenses thereto and to refinance indebtedness of the entity or associated with the assets to be so acquired.  The New Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the credit agreement.  The proceeds of the New Credit Facility were used primarily to refinance the Former Credit Facility.  As of December 31, 2006, the interest rate was 7.5% for the term loan.

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

Initially, the applicable margin with respect to the revolving credit facility was (a) 1.25% in the case of alternate base rate loans and Canadian dollar prime loans and (b) 2.25% in the case of Eurodollar rate loans and bankers’ acceptance rate loans.  With respect to the term loan, the applicable margin will be (a) 1.00% in the case of alternate base rate loans and (b) 2.00% in the case of Eurodollar rate loans.  After December 31, 2005, the margins applicable to the revolving credit facility and the U.S. swing line loans adjust on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries.  In addition, the Company will be required to pay to the lenders under the revolving credit facility an initial commitment fee in respect of the unused commitments thereunder at a per annum rate of 0.50%.  After December 31, 2005, the commitment fee rate adjusts on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries.

The U.S. revolver also provides for the issuance of letters of credit of up to $5,000 or in an amount which, when added to the aggregate outstanding amount under the U.S. and Canadian revolvers, will not exceed $50,000.  The Canadian revolver provides for the issuance of letters of credit of up to Canadian $1,000 or in an amount which, when added to the aggregate outstanding principal amount under the Canadian revolver, will not exceed the U.S. equivalent of $25,000.  At December 31, 2006, total letters of credit outstanding were $2,521 under the U.S. revolver and the Company had aggregate unused credit available of $47,479 under the U.S. and Canadian revolver.

On November 1, 2005, Norcross entered into the Incremental Facility Amendment to the New Credit Facility (the “Amendment”).  Under the terms of the Amendment, Norcross, the U.S. Borrowers and the Lenders agreed to a total incremental term commitment from the Increasing Lenders of $65,000.  Additionally, the Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.

On June 9, 2006, Norcross entered into the Second Incremental Facility Amendment to the New Credit Facility (the “Second Amendment”).  Under the terms of the Second Amendment, Norcross, the U.S. Borrowers and the Lenders agreed to a total incremental term commitment from the Increasing Lenders of $15,000.  Additionally, the Second Amendment required, among other things, that the proceeds of the incremental term loans be used for permitted acquisitions and the consolidated senior leverage ratio, after giving effect to the use of the proceeds, not exceed 3.25 to 1.00.

On August 13, 2003, Norcross and Norcross Capital Corp. (“Capital”) issued $152,500 of 9.875% Senior Subordinated Notes due 2011 (the “New Senior Subordinated Notes”). In connection with the Norcross Transaction, Norcross entered into a supplemental indenture dated as of July 19, 2005 (the “Supplemental Indenture”) by and among Norcross, Capital, the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Indenture”) providing for the issuance of the New Senior Subordinated Notes.  Pursuant to the terms of the Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Supplemental Indenture) had been delivered in order to waive Norcross’ obligations under the Change in Control covenant of the Indenture in connection with the Norcross Transaction.

On January 7, 2005, NSP Holdings and NSP Capital issued $100,000 of 11¾% senior pay in kind notes due 2012 the “Senior Notes”. The proceeds were used to: (i) make a payment in respect of preferred units of $60,000, $58,000 of which were payments in respect of accrued preferred yield and $2,000 of which was the return of a portion of the original capital contribution made by holders of NSP Holdings preferred units, (ii) make distributions in respect of the common units of certain members of management of $2,000, and (iii) pay fees and expenses. The remainder of the net proceeds were used for general corporate purposes, including potential acquisitions and/or distributions to NSP Holdings’ unitholders.

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

On July 19, 2005, the Company sold $25,000 in principal amount of 11¾% senior pay in kind notes due 2012 (the “New Notes”). The New Notes were sold pursuant to a purchase agreement, dated June 28, 2005 (the “Purchase Agreement”), by and between the Company and Credit Suisse First Boston, LLC (the “Initial Purchaser”). The New Notes were issued pursuant to the Indenture. Pursuant to the term of the Purchase Agreement, the New Notes were sold to the Initial Purchaser and were resold to qualified institutional buyers in compliance with the exemption from registration.

The New Credit Facility and New Senior Subordinated Notes contain certain covenants restricting the Company’s ability to: (i) incur additional indebtedness, (ii) dispose of property or issue capital stock, (iii) declare or pay dividends or redeem or repurchase capital stock, (iv) make capital expenditures, (v) make loans or investments, (vi) prepay, amend, or otherwise alter debt and other material agreements, (vii) transact with affiliates, and (viii) engage in sale and leaseback transactions.  The Company is also subject to certain financial covenants including the maintenance of minimum interest and fixed charge coverage ratios and a total leverage ratio.

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

Revolving credit facilities in Europe permit borrowings of up to €2,717, of which €2,717 was available at December 31, 2006.

Aggregate maturities of long-term debt at December 31, 2006 are as follows:

2007	$4,820
2008	2,478
2009	2,434
2010	31,816
2011	231,698
Thereafter	201,714
$474,960

Interest paid during the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the year ended December 31, 2006 was approximately $20,599, $12,047, $9,406 and $26,935, respectively.

8.  Income Taxes

For the Predecessor, certain of the Company’s subsidiaries are subject to foreign and U.S. federal, state and local income taxes.  The components of “Income before income taxes and minority interest,” for the C corporations subject to foreign and U.S. federal, state and local income taxes consist of U.S. income of $11,078 and $12,516 and foreign income of $6,107 and $5,244, for the year ended December 31, 2004 and the period from January 1, 2005 through July 19, 2005, respectively.

For the Successor, Safety Products and its U.S. subsidiaries file a consolidated U.S. corporate income tax return.  The income and losses attributable to all other subsidiaries and the U.S. and foreign income taxes attributable to such income or losses are reported in full.  The components of “Income (loss) before income taxes and minority interest,” for the subsidiaries subject to foreign and U.S. federal, state and local income taxes consist of U.S. (losses) income of $(5,739) and $2,889 and foreign (losses) income of $(24) and $12,207, for the period from July 20, 2005 through December 31, 2005 and year ended December 31, 2006, respectively.

The income tax expense (benefit) on income (loss) before income taxes and minority interest consists of the following:

	Predecessor		Successor
	Year Ended December 31, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Year Ended December 31, 2006
	(dollars in thousands)
Current:
Federal	$207	$185	$33	$(93)
State and local	171	165	232	1,838
Foreign	3,230	2,886	1,402	5,054
Total current provision	3,608	3,236	1,667	6,799
Deferred:
Federal	—	—	(1,223)	723
State and local	—	—	(210)	304
Foreign	(413)	383	(1,229)	(1,617)
Total deferred (benefit) expense	(413)	383	(2,662)	(590)
Income tax expense (benefit)	$3,195	$3,619	$(995)	$6,209

The income tax expense (benefit) differs from the amount of income tax expense (benefit) computed by applying the U.S. federal income tax rate to income (loss) before income taxes and minority interest.  A reconciliation of the difference is as follows:

	Predecessor		Successor
	Year Ended December 31, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Year Ended December 31, 2006
	(dollars in thousands)
Income tax expense (benefit) at statutory federal tax rate	$4,851	$(3,791)	$(2,017)	$5,283
Adjustment for limited liability company income included in the return of the unit holders of NSP Holdings	1,154	9,852	—	—
C corporation income tax expense at statutory federal tax rate	6,005	6,061	(2,017)	5,283
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	110	33	(60)	1,179
Foreign subsidiaries’ tax rate differences	(353)	1,219	154	(168)
Change in valuation allowance—U.S.	(3,711)	(4,407)	—	—
Change in valuation allowance—Foreign	415	—	(6)	—
Change in deferred tax rate	—	—	—	(1,360)
Nondeductible depreciation, amortization and other expenses	(149)	46	68	—
Other	878	667	866	1,275
Income tax expense (benefit)	$3,195	$3,619	$(995)	$6,209

The tax effect of temporary differences that gave rise to deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2005	2006
Deferred tax assets:
United States net operating loss carryforwards	$6,065	$7,911
Inventories—Principally obsolescence reserves	2,607	3,000
Intangibles—Principally covenant not to compete	3,866	1,086
Pensions and deferred compensation	12,439	5,232
Allowance for doubtful accounts	244	279
Other—Principally accruals	5,032	7,066
Total deferred tax asset	30,253	24,574
Deferred tax liabilities:
Property, plant, and equipment	13,682	11,712
LIFO reserve	2,426	2,824
Intangible assets	59,136	62,203
Other—Principally inventory step-up	2,047	1,152
Total deferred tax liabilities	77,291	77,891
Net deferred tax liability	$(47,038)	$(53,317)

The U.S. net operating losses expire beginning in 2018.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  For the years ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the Predecessor began to generate taxable income and utilized a portion of its net operating loss carryforward; which resulted in a decrease in the valuation allowance.  For the Successor, no valuation reserve is recorded due primarily to two factors:  1) the change in the Company’s tax structure which allows all U.S. subsidiaries to file a consolidated federal return and 2) the creation of significant deferred tax liabilities in purchase accounting which can be offset by the Company’s deferred tax assets, allowing full recognition of the assets.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $24,572 at December 31, 2006.  These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The income tax expense (benefit) for the Predecessor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income (loss) before income taxes and minority interest primarily due to: 1) the tax structure of certain U.S. subsidiaries which requires income taxes to be distributed to and paid by the unitholders, 2) net operating loss carryforwards in the United States and 3) the settlement of income tax audits in Canada and the Netherlands.

The income tax expense (benefit) for the Successor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income (loss) before income taxes and minority interest primarily due to state income taxes and changes in enacted future tax rates in certain foreign jurisdictions which impacted our deferred tax assets and liabilities.

Income taxes paid during the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the year ended December 31, 2006 were $1,327, $2,548, $3,895 and $5,677, respectively.

9.  Employee Benefit Plans

The Company sponsors a tax-qualified, defined-benefit pension plan covering the majority of all U.S.-based employees.  Effective December 31, 2006, the Company froze the plan and therefore, employees will no longer accrue benefits under the plan.  Through December 31, 2006, the pension plan’s benefits were based on years of service, employment with the Company, retirement date, and compensation or stated amounts for each year of service.  The Company’s funding policy is to annually contribute amounts sufficient to meet the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

Additionally, the Company has a nonqualified defined-benefit pension plans covering employees who were highly compensated.   Effective December 31, 2006, the Company froze this plan and therefore, employees will no longer accrue benefits under the plans.

The majority of the Company’s U.S.-based employees are covered by postretirement health and life insurance benefit plans. Effective December 31, 2006, participation in the plan was limited to employees over the age of 55 with 10 years of service.  The expected cost of these benefits is recognized during the years that employees render services.  Retiree contributions are required depending on the year of retirement and the number of years of service at the time of retirement.

As a result of the amendments to the tax-qualified and nonqualified pension plans and postretirement health and life insurance benefit plans as discussed above, the Company recorded a non-cash curtailment gain of $6,751 in 2006, which is reflected in general and administrative expenses.

The following table sets forth the details of the funded status of the pension and post-retirement plans, the amounts recognized in the consolidated statements of financial position, the components of net periodic benefit cost, and the weighted-average assumptions used in determining these amounts:

	Predecessor		Successor
	January 1, 2005 through July 19, 2005		July 20, 2005 through December 31, 2005		Year ended December 31, 2006
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits

Change in benefit obligation:
Benefit obligation at beginning of period	$64,694	$1,440	$70,567	$1,483	$73,309	$1,404
Fibre-Metal opening obligation	—	—	3,085	—	—	—
Service cost	903	14	855	12	2,170	25
Interest cost	1,960	43	1,692	34	4,018	72
Benefits paid	(1,698)	(250)	(897)	(162)	(2,950)	(192)
Actuarial loss (gain)	4,708	237	(1,993)	37	(2,413)	(37)
Curtailment gain	—	—	—	—	(6,626)	(125)
Benefit obligation at end of period	$70,567	$1,484	$73,309	$1,404	$67,508	$1,147
Change in plan assets:
Fair value of plan assets at beginning of period	$37,854	$—	$40,083	$—	$44,870	$—
Fibre-Metal opening plan assets	—	—	3,053	—	—	—
Actual return on plan assets	1,052	—	863	—	5,709	—
Employer contribution	2,876	250	1,768	162	5,234	192
Benefits paid	(1,698)	(250)	(897)	(162)	(2,950)	(192)
Fair value of plan assets at end of period	$40,084	$—	$44,870	$—	$52,863	$—
Reconciliation of amount recognized in the consolidated balance sheets:
Accumulated benefit obligation	$(63,524)	$(1,484)	$(66,561)	$(1,404)	$(67,508)	$(1,147)
Effect of salary projection	(7,043)	—	(6,748)	—	—	—
Projected benefit obligation	(70,567)	(1,484)	(73,309)	(1,404)	(67,508)	(1,147)
Market value of assets	40,084	—	44,870	—	52,863	—
Funded status	(30,483)	(1,484)	(28,439)	(1,404)	(14,645)	(1,147)
Unrecognized actuarial loss (gain)	21,538	1,331	(1,223)	37	(5,672)	—
Unrecognized prior service cost	36	109	—	—	—	—
Amount recognized at end of period	$(8,909)	$(44)	$(29,662)	$(1,367)	$(20,317)	$(1,147)
Net amount recognized in the consolidated balance sheets:
Accrued benefit liability	$(23,440)	$(44)	$(29,662)	$(1,367)	$(20,317)	$(1,147)
Intangible asset	36	—	—	—	—	—
Accumulated other comprehensive loss (income)	14,495	—	—	—	(5,672)	—
Net amount recognized at end of period	$(8,909)	$(44)	$(29,662)	$(1,367)	$(14,645)	$(1,147)

	Predecessor		Successor
	January 1, 2005 through July 19, 2005		July 20, 2005 through December 31, 2005		Year ended December 31, 2006
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Change in accrued benefit cost:
Accrued benefit cost at beginning of year	$10,171	$180	$30,483	$1,483	$29,662	$1,367
Fibre-Metal opening accrued benefit cost	—	—	32	—	—	—
Net periodic benefit cost	1,614	114	914	46	2,515	97
Contributions	(2,876)	(250)	(1,767)	(162)	(5,234)	(192)
Curtailment gain	—	—	—	—	(6,626)	(125)
Accrued benefit cost at December 31	$8,909	$44	$29,662	$1,367	$20,317	$1,147
Weighted average assumptions used to determine year end benefit obligation:
Discount rate	5.25%	5.25%	5.50%	5.50%	5.90%	5.90%
Rate of compensation increase	4.00%	—	4.00%	—	4.00%	—

	Predecessor				Successor
	Year ended December 31, 2004		January 1, 2005 through July 19, 2005		July 20, 2005 through December 31, 2005		Year ended December 31, 2006
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net benefit cost:
Service cost	$1,566	$26	$903	$14	$855	$12	$2,170	$25
Interest cost	3,511	82	1,961	43	1,692	34	4,018	72
Expected return on plan assets	(2,683)	—	(1,780)	—	(1,633)	—	(3,673)	—
Amortization of prior service cost	5	18	3	9	—	—	—	—
Amortization of actuarial loss	886	85	527	48	—	—	—	—
Net periodic expense	3,285	211	1,614	114	914	46	2,515	97
Curtailment gain	—	—	—	—	—	—	(6,626)	(125)
Net expense (income)	$3,285	$211	$1,614	$114	$914	$46	$(4,111)	$(28)
Weighted-average assumptions used to determine net periodic benefit cost are as follows:
Discount rate	6.00%	6.00%	5.75%	5.75%	5.25%	5.25%	5.50%	5.50%
Expected return on plan assets	8.50%	—	8.50%	—	8.50%	—	8.00%	—
Rate of compensation increase	4.00%	—	4.00%	—	4.00%	—	4.00%	—

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

The Company’s plan asset allocation at December 31, 2005 and 2006, and target allocation for 2007, by asset category are as follows:

					Target
	December 31,				Allocation
	2005		2006		2007
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Equity securities	60%	—%	60%	—%	60%	—%
Debt securities	40%	—%	40%	—%	40%	—%

Future expected benefit payments as of December 31, 2006, is as follows:

2007	$3,265
2008	3,455
2009	3,646
2010	3,867
2011	4,172
Thereafter	24,624
$43,029

The Company expects 2007 contributions for pension and post-retirement benefits to be approximately $4,076.  The Company does not expect any amounts included in accumulated comprehensive income as of December 31, 2006 to be recognized as expense for the year ended December 31, 2007 due to the pension freeze discussed above.

The Company also sponsors defined-contribution plans covering substantially all of its U.S.-based employees.  The Company’s contribution to these plans ranges from 0% to 4% of a participant’s salary.  In addition, the Company may elect to make discretionary contributions to some of the plans.  The amount expensed for various match provisions of the plans was $907, $558, $406, and $1,104 for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005, and the year ended December 31, 2006, respectively.

10.  Lease Commitments

The Company leases certain assets whose terms and conditions qualify the obligations for treatment as capital leases.

The Company also leases certain facilities under various noncancelable operating lease agreements.  Future minimum lease payments under capital and noncancelable operating leases as of December 31, 2006, are as follows:

	Capital Leases	Operating Leases
2007	$83	$7,065
2008	83	5,977
2009	69	5,119
2010	—	4,288
2011	—	2,754
Thereafter	—	10,720
Total minimum lease payments	235	$35,923
Less: Amount representing interest	30
Present value of net minimum capital lease payments	205
Less: Current portion of obligations under capital leases	68
Obligations under capital leases, excluding current installments	$137

Rent expense was $5,513, $3,488, $2,676 and $7,314 for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005, and the year ended December 31, 2006, respectively.

11.  Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business.  Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary.  As of December 31, 2006, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 632 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. The Company is also monitoring an additional 12 lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 644 lawsuits represent a total of approximately 8,746 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purposed injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Effective July 1, 2006, the Company entered into a joint defense agreement through December 31, 2008 with the former owners of the North Safety Products business (the “Joint Defense Agreement” or “JDA”).  Under the terms of the Joint Defense Agreement, the Company agreed to pay a weighted average percentage of defense costs (including legal fees, expert witnesses and out of pocket expenses) associated with defending the Company and the prior owners of the North Safety Products business subject to a cap of $525, $960 and $1,000 for the period from July 1, 2006 through December 31, 2006, the year ended December 31, 2007 and the year ended December 31, 2008, respectively.  The cap excludes settlement costs and other costs incurred exclusively by the Company (including trial costs and special requests of counsel), which it be required to pay under the JDA.  Separately, the Company agreed to pay Invensys $200 related to settled cases through June 30, 2006 in which Invensys claimed that the period of alleged exposure included periods after October 1998.

Although the JDA expires on December 31, 2008, the Company expects to incur additional defense and settlement costs beyond this date. The Company will consider its alternatives for defending the claims as the JDA nears expiration and determine the appropriate course of action, which would include an extension of the JDA.

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the periods indicated:

	2004		2005		2006
	Plaintiffs	Cases	Plaintiffs	Cases	Plaintiffs	Cases
Beginning lawsuits	24,002	680	25,944	858	18,459	1,148
New lawsuits	4,658	372	2,226	587	653	498
Settlements	(546)	(46)	24	(32)	(5)	(5)
Dismissals and other	(2,170)	(148)	(9,735)	(265)	(10,361)	(997)
Ending lawsuits	25,944	858	18,459	1,148	8,746	644

Both the rate of new filings and the number of existing claimants have declined dramatically since 2003 as courts and legislatures have tightened the rules on when and where the silica claims can be pursued in an effort to reduce the large number of unmeritorious claims.  The new rules make bringing silica cases on a mass level much less attractive to the plaintiffs’ bar.  Plaintiffs’ attorneys in many jurisdictions can no longer (1) find a worker with some stated exposure to silica, (2) take a X-ray of his chest, (3) have it interpreted as demonstrating lung shadows by a radiologist, (4) then file a single lawsuit in a dangerous venue with hundreds of other plaintiffs against hundreds of defendants with the pleading containing little more than the parties’ names and some standard pleading language. More specifically, the legislatures of at least seven states — including former hotbeds of silica litigation such as Texas, Florida and Ohio — passed impairment-criteria legislation that redefined injury. These acts force plaintiffs to prove impairment as a result of their exposure to qualify for judicial treatment.  The same legislation requires that each silica claimant be tried individually, and not in the multiple plaintiff format in which the potential for large verdicts resulted from increased plaintiffs and where a few meritorious claims could increase the value of unmeritorious ones. Further tort reform in Texas created a state-wide multi-district litigation (“MDL”) wherein one judge presides over the pretrial of all Texas-silica cases. In Mississippi, the Supreme Court changed the venue rules making it much more difficult to file out-of-state plaintiffs there. The Mississippi court also changed the pleading requirements making the plaintiffs’ attorneys include plaintiff-specific allegations against each defendant sued, instead of the vague allegations against hundreds of defendants.

Plaintiffs have asserted specific dollar claims in approximately 28% of the approximately 632 cases pending as of December 31, 2006 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 632 complaints maintained in the Company’s records, 454 do not specify the amount of damages sought, 25 generally allege damages in excess of $50, one alleges compensatory damages in excess of $50 and an unspecified amount of punitive damages, 81 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, four allege compensatory damages and punitive damages, each in excess of $50, 20 generally allege damages in excess of $15,000, one generally alleges damages of $23,000, one alleges compensatory damages and punitive damages, each in excess of $10, four allege general damages of $18,000 and punitive damages of $10,000, two allege general damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, one alleges punitive damages in excess of $25, one alleges punitive damages in excess of $50, nine generally allege damages in excess of $15, 12 generally allege damages in excess of $25, one alleges compensatory damages of $18,000 and punitive damages of $10,000, one alleges punitive damages of $13,500 and compensatory damages of $10,000, one alleges punitive damages of $13,000 and compensatory damages of $10,000, seven allege compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each of $15 and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional 12 monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Predecessor recorded a $1,250 reserve for respiratory claims during the year ended December 31, 2004.  The Predecessor reevaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1,250 recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

In the July 2005 acquisition purchase accounting (as first reported in the Form 10-Q for the third quarter of 2005), the Company carried forward the $1,250 liability for this pre-acquisition contingency.  Although management concluded that it was likely their estimate of this pre-acquisition contingent liability would be increased during the purchase accounting allocation period as the new ownership finalized their strategy for addressing the liability and gathered information (primarily related to case information and the working relationship among the prior owners of North), it was unlikely the amount would be lower than the amount recorded by the Predecessor.  Thus, the $1,250 amount represented the low end of a probable loss range, subject to further adjustment during the allocation period.

In December 2005, the Company began negotiations with the former owners of the North business to enter into the JDA. The Company determined that the liability should be increased to $5,000 as of December 31, 2005 as part of the purchase price allocation process.  The $5,000 reserve as of December 31, 2005 represented management’s best estimate of the liability based on the current status of negotiations.  As of December 31, 2005, the estimate was still preliminary as the Company was awaiting finalization of the JDA negotiation process.

As discussed above, the Company entered into the JDA effective July 1, 2006 and completed its evaluation of the reserve.  After all information was obtained, the Company adjusted the reserve to $7,000 as part of the purchase price allocation process during the permitted allocation period.  As of December 31, 2006, the reserve balance is $6.8 million.

The final estimated amount recorded in purchase accounting related entirely to losses incurred before the July 2005 acquisition. The Company’s final estimate of the probable loss for the respiratory contingency incorporated the new ownerships’ decision to enter into the JDA.  The decision represented a significantly different plan as new ownership agreed to assume losses related to claims with unknown years of exposure.  In addition, the decision to enter the JDA was being considered from the date of the acquisition and the ultimate decision was made during the allocation period.

The Company believes that this reserve represents a reasonable estimate of its probable and estimable liabilities for product claims alleging injury resulting from exposure to silica dust and other particles, including asbestos. The Company believes that a five-year projection of claims and related defense costs is the most reasonable approach. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available.

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

12.  Restructuring and Merger-Related Charges

In conjunction with the Fibre-Metal Transaction, the Company initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to its Cranston, Rhode Island and Mexicali, Mexico facilities.  In addition, the Company plans to close certain Fibre-Metal distribution centers and integrate Fibre-Metal distribution into its existing distribution facilities.  The Company initiated this plan in order to increase profitability through utilizing excess capacity at its existing plants and moving manufacturing to locations with favorable labor costs.  The Company expects to complete the plan in the second quarter of 2007.  As of the date of the Fibre-Metal Transaction, the Company recorded an accrual for costs associated with the plan of $1,716, comprised of $1,383 in severance costs and $333 in facility closure and other exit costs.  The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheet.

A rollforward of the restructuring liability is as follows:

	Severance and severance related costs	Facility closure and other exit costs	Total
Balance at November 2, 2005	$1,383	$333	$1,716
Payments	—	—	—
Balance as of December 31, 2005	1,383	333	1,716
Payments	(345)	(163)	(508)
Effect of foreign currency translation	1	3	4
Balance as of December 31, 2006	$1,039	$173	$1,212

In conjunction with the White Rubber Transaction, the Company initiated a restructuring plan to move certain production and distribution functions located in Ohio and Washington to its Charleston, South Carolina, Skokie, Illinois and Chicago, Illinois facilities.  The Company initiated this plan in order to increase profitability by utilizing excess capacity and consolidating distribution functions.  The Company expects to complete the plan in the second quarter of 2007.  As of the date of the White Rubber Transaction, the Company recorded an accrual for costs associated with the plan of $1,018, comprised of severance and severance related costs.   Since the White Rubber Transaction there have been $177 of payments recorded against the liability.  The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheet.

The Company also recorded $1,539 of restructuring and merger-related charges related to plant relocations and acquisition integration activities during the year ended December 31, 2006.

13.  Related Party Transactions

The Company leases a facility in Dayton, Ohio from American Firefighters Cooperative, Inc., a corporation controlled by William L. Grilliot, President—Fire Service.  The initial term of the lease ended on February 28, 2005, and was extended through April 30, 2009.  The base rent is $348 per year, payable in monthly installments.  In addition, the Company must also pay American Firefighters Cooperative, Inc. all general and special assessments of every kind, as additional rent during the term of the lease.  The rent paid was $366, $218, $155 and $382 for the year ended December 31, 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the year ended December 31, 2006, respectively.

The Company leases a facility in Ohatchee, Alabama from WKDG, Properties, LLC, a limited liability company controlled by Ernest Paffumi, our Vice President and General Manager-American Firewear and Robert Morgan, our Vice President of Production and Purchasing-American Firewear.  The lease began February 2, 2006 and has a six year term with the option to renew the lease for two periods of three years.  The base rent is $146 per year, payable in monthly installments.  In addition, the Company must also pay WKDG, Properties, LLC the actual amount of all real estate taxes and operating expenses of every kind, as additional rent during the term of the lease.  The rent paid for the year ended December 31, 2006 was $134.

14.  Segment Data

The Company has three reporting segments (each of which are operating segments):  general safety and preparedness, fire service, and electrical safety.  General safety and preparedness offers products to a wide variety of industries, including manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, Ranger, Servus, KCL, Fibre-Metal and NEOS  brand names.  The product offering includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection.  The Company sells its general safety and preparedness products primarily through industrial distributors.  Fire service offers personal protection equipment for the fire service market, providing firefighters head-to-toe protection.  The product offering includes bunker gear, fireboots, helmets, gloves and other accessories.  The Company markets its products under the Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus, American Firewear and Pro-Warrington.  The Company sells its fire service products primarily through specialized fire service distributors.  Electrical safety offers personal protection equipment for the utility market under the Salisbury, Servus and Safety Line brands.  The product offering includes linemen equipment, gloves, sleeves and footwear.  The Company distributes its electrical safety products through specialized distributors, test labs, utilities, and electrical contractors.

The following table presents information about the Company by segment:

	General Safety and Preparedness	Fire Service	Electrical Safety	Corporate	Eliminations	Total
Predecessor Company
Year ended December 31, 2004
Net sales—third parties	$308,576	$78,881	$51,042	$—	$—	$438,499
Net sales—intersegment	9,684	—		—	(9,684)	—
Income (loss) from operations	31,112	14,972	11,148	(6,083)	—	51,149
Strategic alternatives	—	—	—	616	—	616
Interest expense	22,385	52	—	13,525	—	35,962
Income tax expense	2,734	238	—	223	—	3,195
Depreciation and amortization	9,868	413	1,482	608	—	12,371
Purchase of plant, property and equipment	5,028	480	915	—	—	6,423
Period from January 1, 2005 through July 19, 2005
Net sales—third parties	186,434	51,702	33,558	—	—	271,694
Net sales—intersegment	5,548	—	—	—	(5,548)	—
Income (loss) from operations	19,937	9,332	8,442	(19,481)	—	18,230
Interest expense	13,112	14	—	11,458	—	24,584
Income tax expense	3,373	146	—	100	—	3,619
Depreciation and amortization	5,319	238	944	5	—	6,506
Purchase of plant, property and equipment	3,349	91	810	—	—	4,250
Successor Company
Period from July 20, 2005 through December 31, 2005
Net sales—third parties	146,103	36,213	27,080	—	—	209,396
Net sales—intersegment	3,750	—	—	—	(3,750)	—
Income (loss) from operations	7,667	2,574	4,352	(2,876)	—	11,717
Interest expense	9,496	3	—	8,146	—	17,645
Income tax expense	810	1,086	—	(2,891)	—	(995)
Depreciation and amortization	7,448	2,731	2,180	2	—	12,361
Purchase of plant, property and equipment	4,215	175	647	—	—	5,037
Total assets	683,091	138,385	97,122	233,431	(458,373)	693,656
Year ended December 31, 2006
Net sales—third parties	391,321	87,902	78,842	—	—	558,065
Net sales—intersegment	9,307	—	—	—	(9,307)	—
Income (loss) from operations	46,099	8,364	14,853	(8,992)	—	60,324
Interest expense	27,154	71	—	19,650	—	46,875
Income tax expense	10,320	3,190	(357)	(6,944)	—	6,209
Depreciation and amortization	16,796	4,571	4,455	13	—	25,835
Purchase of plant, property and equipment	9,294	285	1,994	—	—	11,573
Total assets	730,576	143,415	122,543	232,117	(484,569)	744,082

15.  Product Line Data

The following table presents net sales of the Company by product line:

	Predecessor		Successor
	Year Ended December 31,	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year Ended December 31,
	2004	2005	2005	2006
	(dollars in thousands)
Protective footwear	$97,254	$52,343	$44,980	$95,384
Hand protection	111,266	68,316	47,651	131,142
Eye, head and face	36,428	23,472	20,962	84,394
Respiratory	50,906	34,983	26,683	69,643
Protective garments	60,220	39,121	29,267	64,862
First aid	13,303	8,655	5,893	15,553
Hearing protection	7,800	4,704	3,214	8,172
Fall protection	12,860	9,531	7,134	19,677
Linemen equipment	28,248	17,613	14,418	42,999
Other	20,214	12,956	9,194	26,239
	$438,499	$271,694	$209,396	$558,065

16.  Geographic Data

The following table presents information about the Company by geographic area:

	United States	Europe	Canada	Africa	Total Foreign	Consolidated
Predecessor Company
Year ended December 31, 2004
Net sales	$293,622	$68,357	$59,498	$17,022	$144,877	$438,499
Period from January 1, 2005 through July 19, 2005
Net sales	173,711	46,204	40,917	10,862	97,983	271,694
Successor Company
Period from July 20, 2005 through December 31, 2005
Net sales	139,405	30,380	31,654	7,957	69,991	209,396
Long-lived assets	289,931	32,183	26,141	1,011	59,335	349,266
Year ended December 31, 2006
Net sales	358,736	88,332	90,607	20,390	199,329	558,065
Long-lived assets	296,141	34,365	24,643	1,035	60,043	356,184

17.  Subsidiary Guarantors

NSP Holdings Capital Corp. is a 100% owned finance subsidiary of the Company with no assets or operations. None of the Company’s other subsidiaries guarantee the 11¾% senior pay in kind notes due 2012. The terms of the New Credit Facility significantly restrict Norcross from paying dividends and otherwise transferring assets to the Company. Further, the terms of the indenture governing its 97/8% senior subordinated notes due 2011 significantly restrict Norcross and the Company’s other subsidiaries from paying dividends and otherwise transferring assets to the Company, except for ordinary course operating expenses.

18.  Quarterly Results (Unaudited)

The following tables contain selected unaudited consolidated statements of operations information for each quarter of 2005 and 2006.  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Successor
	Year ended December 31, 2006
	Quarter ended December 31	Quarter ended September 30	Quarter ended July 1	Quarter ended April 1
Net sales	$138,065	$141,878	$136,246	$141,876
Gross profit	48,288	50,794	52,912	53,731
Net income	819	889	3,469	3,687

	Successor		Predecessor
	Quarter ended December 31, 2005	July 20, 2005 through October 1, 2005	July 3, 2005 through July 19, 2005	Quarter ended July 2, 2005	Quarter ended April 2, 2005
Net sales	$124,407	$84,989	$33,624	$118,126	$119,944
Gross profit	42,700	26,718	11,038	44,669	44,342
Net income (loss)	257	(5,023)	(20,369)	2,712	3,194

19. Strategic Alternatives

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

20. Members’ Deficit/Shareholders’ Equity

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

Common Shares

As of December 31, 2006, the Company had 15,000,000 authorized common shares and 11,030,884 outstanding common shares with a par price of $0.01 per share.

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

21. Management Incentive Compensation

Safety Products’ Option Plan (as amended, the “Plan”) was adopted and approved by the Board of Directors in December 2005, and provides for the issuance of up to 1,436,631 shares of common stock of Safety Products in connection with the granting of non-qualified or incentive stock options. The principal purposes of the Plan are: 1) to further the growth, development and financial success of Safety Products and its subsidiaries, by providing additional incentives to employees, consultants and independent directors (as defined) of Safety Products and its subsidiaries and 2) to enable Safety Products and its subsidiaries to obtain and retain the services of the type of professional, technical and managerial employees, consultants and independent directors considered essential to the long-range success of Safety Products.

In the first quarter of 2006, Safety Products granted a total of 1,213,559 non-qualified options in connection with the Plan (the “Initial Grant”). Outstanding non-qualified stock options under the Initial Grant have an expiration date ten years from the date of grant and have an exercise price of $10 per share. In the fourth quarter of 2006, Safety Products granted a total of 132,000 non-qualified options in connection with the Plan (the “Second Grant”).  Outstanding non-qualified stock options under the Second Grant have an expiration date ten years from the date of grant and have an exercise price of $19.67 per share. All non-qualified stock options were granted with an exercise price equal to the fair market value on the date of grant. The fair market value for the Initial Grant was consistent with the price paid by Odyssey as part of the Norcross Transaction.  The fair market value for the Second Grant was determined using a discounting cash flow analysis.  During the year ended December 31, 2006, no options expired or were forfeited or exercised.

The non-qualified stock options under the Initial Grant and Second Grant are scheduled to vest over an approximate eight year period. In addition, a portion of the non-qualified stock options are subject to accelerated vesting provisions when certain performance targets are met. Under the Initial Grant, the first and second performance targets were met, and therefore the first and second installment were vested as of December 31, 2006. If certain additional performance targets are met, the remaining three installments will vest on, or within 120 days following, December 31 of each calendar year 2007 through 2009. Under the Second Grant, the performance targets are over a three year period beginning in 2007, and if met, will vest on, or within 120 days following, December 31 of each calendar year 2007 through 2009.  The non-qualified stock options are subject to further acceleration clauses based on change in control provisions. As of December 31, 2006, 407,332 shares of non-qualified stock options were vested under Initial Grant and no shares of non-qualified stock options were vested under the Second Grant. As of  December 31, 2006, there was approximately $3,189 and $976 of unrecognized management incentive compensation related to nonvested non-qualified stock options under the Initial Grant and Second Grant, respectively.  The Company expects to recognize this management incentive compensation over a weighted average period of 4.0 years under the Initial Grant and 3.0 years under the Second Grant.

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

	Initial Grant	Second Grant
Weighted-average fair value of options granted:
At fair value	$3.95	$7.39

Assumptions:
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	40.0%
Risk-free interest rate	5.0%	4.6%
Expected life of option (years)	5.0	4.0

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

SAFETY PRODUCTS HOLDINGS, INC. (PARENT COMPANY ONLY)

(NSP Holdings L.L.C. as predecessor)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

(Amounts in Thousands)

	December 31, 2005	December 31, 2006
Assets
Cash	$136	$700
Prepaid expenses and other current assets	1,086	69
Total current assets	1,222	769
Deferred financing costs, net	12,156	10,130
Investment in subsidiary	223,363	260,502
Goodwill	(769)	—
Deferred income taxes	2,228	4,002
Total assets	$238,200	$275,403

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$—	$—
Accrued expenses	469	53
Current maturities of long-term obligations	(889)	(1,010)
Total current liabilities	(420)	(957)
Long-term obligations	131,729	149,474
Shareholders’ equity:
Common shares	110	110
Contributed capital	109,560	111,883
(Accumulated deficit) retained earnings	(4,766)	4,098
Accumulated other comprehensive income	1,987	10,795
Total shareholders’ equity	106,891	126,886
Total liabilities and shareholders’ equity	$238,200	$275,403

See notes to condensed financial statements.

SAFETY PRODUCTS HOLDINGS, INC. (PARENT COMPANY ONLY)

(NSP Holdings L.L.C. as predecessor)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

STATEMENTS OF OPERATIONS

(Amounts in Thousands)

	Predecessor		Successor
	Year ended December 31, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Year ended December 31, 2006
General and administrative	$(518)	$(3,094)	$(113)	$(326)
Interest expense	(13,525)	(11,458)	(8,156)	(19,650)
Interest income	—	450	—	—
Seller transaction expense	—	(4,646)	—	—
Other, net	(380)	—	—	—
Income tax (expense) benefit	(223)	(100)	2,457	6,944
Equity in earnings of subsidiary	25,287	4,385	1,046	21,896
Net income (loss)	$10,641	$(14,463)	$(4,766)	$8,864

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC. (PARENT COMPANY ONLY)

(NSP Holdings L.L.C. as predecessor)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Predecessor		Successor
	Year ended December 31, 2004	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Year ended December 31, 2006
Operating activities
Net cash (used in) provided by operating activities	$(347)	$(667)	$268	$2,315
Investing activities
Investment in subsidiary	—	—	(121,114)	—
Advances from (to) subsidiary	4,704	567	728	(2,464)
Net cash provided by (used in) investing activities	4,704	567	(120,386)	(2,464)
Financing activities
Payments for deferred financing costs	(700)	(3,246)	(13,062)	—
Payments from borrowings	—	100,000	23,646	—
Payments of debt	(1,056)	—	—	—
Proceeds from capital contribution	1	—	109,670	713
Distribution of preferred units	—	(60,000)	—	—
Distribution of common units	(2,943)	(2,509)	—	—
Net cash (used in) provided by financing activities	(4,698)	34,245	120,254	713
Effect of exchange rate changes on cash	341	—	—	—
Net increase in cash and cash equivalents	—	34,145	136	564
Cash and cash equivalents at beginning of year	—	—	—	136
Cash and cash equivalents at end of year	$—	$34,145	136	$700

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC. (PARENT COMPANY ONLY)

(NSP Holdings L.L.C. as predecessor)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2004, AND 2005

YEAR ENDED DECEMBER 31, 2004, THE PERIOD FROM JANUARY 1, 2005 THROUGH JULY 19,
2005, THE PERIOD FROM July 20, 2005 THROUGH DECEMBER 31, 2005 AND THE YEAR ENDED
DECEMBER 31, 2006

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

2.            Basis of Presentation

Predecessor — The financial statements of the Predecessor represent the results of operations of NSP Holdings L.L.C. prior to the Norcross Transaction.

Successor — The financial statements of the Successor represent the results of operations of Safety Products Holdings, Inc. subsequent to the Norcross Transaction.

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

On July 19, 2005, the Company sold $25,000 in principal amount of 11¾% senior pay in kind notes due 2012 (the “New Notes”). The New Notes were sold pursuant to a purchase agreement, dated June 28, 2005 (the “Purchase Agreement”), by and between the Company and Credit Suisse First Boston, LLC (the “Initial Purchaser”). The New Notes were issued pursuant to the Indenture. Pursuant to the term of the Purchase Agreement, the New Notes were sold to the Initial Purchaser and were resold to qualified institutional buyers in compliance with the exemption from registration.

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

6.            Commitments and Contingencies

Safety Products along with Norcross has guaranteed Norcross’ obligations under Norcross’ senior credit facility, which consists of a term loan and revolving credit facilities, and secures its guarantee with substantially all of the Company’s assets, including the stock of Norcross.  As of December 31, 2006, there was $165,720 outstanding under the term loan at an interest rate of 7.5%.  Norcross also had $2,521 of letters of credit outstanding, in addition to $47,479 available for borrowings under the revolving credit facilities as of December 31, 2006.

SCHEDULE II — VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES (IN THOUSANDS)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions— write-offs	Balance at end of period
Predecessor Company
Reserve for inventory obsolescence for the year ended December 31, 2004	$5,287	$4,263	$249	$(499)	$9,300

Reserve for inventory obsolescence for the period from January 1, 2005 through July 19, 2005	9,300	229	(82)	(368)	9,079

Successor Company
Reserve for inventory obsolescence for the period from July 20, 2005 through December 31, 2005	9,079	1,182	317	(1,318)	9,260

Reserve for inventory obsolescence for the year ended December 31, 2006	9,260	2,319	1,395	(2,394)	10,580

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions— write-offs	Balance at end of period
Predecessor Company
Allowances for uncollectible accounts for the year ended December 31, 2004	$2,493	$140	$52	$(622)	$2,063

Allowances for uncollectible accounts for the period from January 1, 2005 through July 19, 2005	2,063	242	(115)	(29)	2,161

Successor Company
Allowances for uncollectible accounts for the period from July 20, 2005 through December 31, 2005	2,161	183	82	(109)	2,317

Allowances for uncollectible accounts for the year ended December 31, 2006	2,317	482	31	(507)	2,323

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Our executive officers and the members of our board of directors are as follows:

Name	Age	Position(s) held
Robert A. Peterson	50	President and Chief Executive Officer, Director
David F. Myers, Jr.	44	Executive Vice President, Chief Financial Officer and Secretary, Director
William J. Hayes	47	President—General Safety and Preparedness
Charles S. Ellis	58	President—North Worldwide
Kenneth R. Martell	58	Vice President and General Manager—Electrical Safety
Brian Kwait	45	Director
Craig P. Staub	35	Director
Matthew A. Satnick	27	Director

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

William J. Hayes  Mr. Hayes has served as our President—General Safety and Preparedness since October 2006.  Mr. Hayes was previously with Nitto Denko Corporation, where he served as President and Chief Executive Officer of Nitto Americas (Nitto Denko’s $350 million portfolio of U.S.—based manufacturing companies) and also served as Corporate Vice President of Nitto Denko, a multi-billion dollar global business.  Prior to joining Nitto Denko in 1994, Mr. Hayes served as General Manager of Brady Coated Products Co., a unit of Brady Corp.  Prior to joining Brady in 1987, Mr.  Hayes worked for Johnson & Johnson and Avery Dennison in a variety of positions.

Charles S. Ellis.  Mr. Ellis has served as our President-North Worldwide since December 2004 with responsibility for the U.S., Canadian and European divisions of North Safety Products (except for KCL, which reports directly to our President-General Safety and Preparedness).  From June 2001 until December 2004, Mr. Ellis served as our President—U.S. General Safety and Preparedness.  Mr. Ellis was previously at Thomas and Betts Corporation, where he served as president for the Lighting and Utility Division, a $320 million global business.  Prior to joining Thomas and Betts in 1996, Mr. Ellis was President and COO of Elastimold, a division of Eagle Corp.  He also worked for Westinghouse Electrical Corporation in a variety of positions over 17 years.

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

Brian Kwait.  Mr. Kwait has served as a member of the board of directors since July 2005.  He is a Managing Principal at Odyssey Investment Partners, LLC and was a principal in the private equity investing group of Odyssey Partners, L.P. from 1989 to 1997.  He also currently serves on the Board of Directors of Pro Mach, Inc. and Wastequip, Inc. Prior to joining Odyssey Partners, Mr. Kwait was a corporate finance associate at Bear, Stearns & Co., Inc.  Prior to joining Bear Stearns, he was a senior accountant at Ernst & Whinney.  Mr. Kwait is a CPA.

Craig P. Staub.  Mr. Staub has served as a member of the board of directors since April 2006.  Mr. Staub joined Odyssey Investment Partners, LLC in 2003 and also currently serves on the Board of Directors of Pro Mach, Inc. Prior to joining Odyssey, Mr. Staub was a vice president at Westbury Equity Partners where he was responsible for executing and monitoring private equity investments. Previously, he was a vice president for The Shattan Group, a boutique investment bank and Marakon Associates, a strategic consulting firm.

Matthew A. Satnick.  Mr. Satnick has served as a member of the board of directors since March 2007.  Mr. Satnick has been an Associate at Odyssey Investment Partners, LLC since 2004.  Prior to joining Odyssey, Mr. Satnick was an Associate at Saunders Karp & Megrue, where he actively managed middle-market private equity investments. Prior to SKM, he was an Analyst at Lazard Fréres in the Restructuring Group, where he focused on advising financially distressed companies.

There are no family relationships between any of our executive officers or managers.

Board Composition

Odyssey Investment Partners Fund III, LP (“Odyssey Fund”) owns approximately 75% of the capital stock of Safety Products.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The stockholders agreement among Safety Products, Odyssey Fund and Safety Products, LLC (“SPL”), which was entered into in July 2005, provides that the board of directors of Safety Products will consist of five members or such other number as may be agreed upon by Odyssey Fund and SPL.  Pursuant to the stockholders agreement, SPL is required to vote in favor of any designee or designees to the board of directors selected by Odyssey Fund. Three of our five directors, Messrs. Kwait, Satnick and Staub, are members of Odyssey, the general partner of Odyssey Fund.  For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”

Committees of Our Board of Directors

Our board of directors has an audit committee.  The audit committee consists of Messrs. Kwait and Staub, neither of whom qualifies as an audit committee financial expert.  However, the board believes that each member of the audit committee has demonstrated that he is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  As the board believes that the current members of the audit committee are qualified to carry out all of the duties and responsibilities of the audit committee, the board does not believe that it is necessary at this time to actively search for an outside person to serve on the board of directors who would qualify as an audit committee financial expert.  In the future, our board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The text of this code may be found on our Internet website, www.nspusa.com.  We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Following the Norcross Transaction, our board of directors consists of three non-employee directors who are employed by affiliates of Odyssey, Robert A. Peterson, our President and Chief Executive Officer, and David F. Myers, Jr., our Executive Vice President and Chief Financial Officer.  At present, Safety Products’ board of directors does not have a compensation committee but may determine to form one in the future, which would likely be comprised of certain of its non-employee directors and Mr. Peterson.

In connection with the Norcross Transaction, affiliates of Odyssey negotiated compensation arrangements with certain of our named executive officers, and the compensation paid to these executive officers, including the base salaries and performance targets on which incentive compensation is based, reflects the results of such negotiations.  Additionally, certain of our named executive officers negotiated the terms of the 2005 Option Plan of Safety Products Holdings, Inc. (the “Option Plan”).  The option grants and vesting schedule, as more specifically set forth in the discussion entitled “Option Grants” under the Grants of Plan-Based Awards Table, are a result of such negotiations.  Following the Norcross Transaction, decisions with respect to Mr. Peterson’s and Mr. Myers’ compensation are made by Safety Products’ non-employee directors, and decisions regarding the compensation of our remaining executive officers are made by Safety Products’ non-employee directors, in consultation with our Chief Executive Officer.

Throughout this analysis, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2006, as well as other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

Compensation Objectives and Program Structure.  Our compensation determinations are made by Safety Products’ board of directors. The board is responsible for determining the compensation elements and amounts paid to each of the named executive officers.  The primary objectives of our executive compensation program are to:

•                  Attract and retain the best possible executive talent;

•                  Achieve accountability for performance by linking annual cash and long-term incentive awards to achievement of measurable performance objectives; and

•                  Further the growth, development and financial success of the Company and its subsidiaries by aligning executives’ incentives with stockholder value creation.

Elements of Compensation.  We have sought to create value for our stockholders by using all elements of compensation to reinforce a results-oriented management culture, focusing on financial targets such as EBITDA (as further defined herein) and net working capital, performance as compared to our annual budget, the achievement of longer-term strategic goals and objectives, and individual performance.  Accordingly, our executive compensation combines foundational elements such as base salary and benefits, an annual bonus and equity incentives such as participation in our Option Plan.  Our executive compensation consists of the following components:

•                  Base salary

•                  Annual cash bonus; and

•                  Stock options.

Base Salary.  Base salary is established based on the experience, skills, knowledge and responsibilities required of the executive officers in their roles.  We seek to maintain base salaries that are competitive with the marketplace, to allow us to attract and retain executive talent.  Salaries for executive officers are reviewed on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances may require review.  Increases in salary are based on evaluation of factors such as merit, the individual’s level of responsibility, performance level of compensation compared to comparable companies, and cost of living.

Annual Cash Bonus.  The objective of the annual cash bonus incentive is to reward executive officers for the performance of the Company and its subsidiaries as well as for individual performance.  The annual cash bonus is based on performance metrics, which vary among the named executive officers and are set based on the annual budget.  The bonus for

Messrs. Peterson and Myers is based solely on a budget consolidated EBITDA.  The bonus for Mr. Ellis is based on the following budget performance targets with respect to certain divisions of North Safety Products, Inc. (“North Safety”): EBITDA and net working capital.  The bonus for Mr. Martell is based on the following budget performance targets with respect to our electrical safety segment: EBITDA, net sales, inventory turns and fill rate.  In 2006, the bonus for Messrs. Ellis and Martell also included a discretionary payment based on their contributions to acquisition integration and other activities.  The bonus for Mr. Laitsch is 5% of KCL’s net profit as defined in his employment agreement.  For a more detailed description of the annual cash bonus payments, please see the discussion entitled “Summary of Grants of Plan-Based Awards.”

Option Plan.  With the exception of Mr. Laitsch, all of our named executive officers have received equity compensation awards in the form of non-qualified stock options.  We grant long term incentive awards in the form of stock options because it is a common method for privately-held companies to provide equity incentives to executive officers.  The options are designed to align the interests of our executive officers with our stockholders’ long-term interests by providing them with equity-based awards that vest over a period of time, with a portion subject to acceleration upon the satisfaction of performance conditions, and to reward executive officers for performance.  In connection with the Norcross Transaction, the board adopted the Option Plan.  Stock options granted by us have an exercise price equal to the fair market value of our common stock on the date of grant.  Future grants of stock options will be at the discretion of our board of directors.  Because all of the options are non-qualified stock options, we will be entitled to a tax deduction in the year in which the non-qualified stock option is exercised in an amount equal to the amount by which the fair market value of the shares underlying the option on the date of exercise exceeds the option exercise price.

The Option Plan is currently administered by the board of directors of Safety Products unless that board delegates administration to its compensation committee.  The board has the authority to determine to whom options will be granted, and to establish the terms and conditions of those grants.  However, in no event may the exercise price of any option granted under the plan be less than the fair market value of the shares underlying that option on the date the option is granted and no option may have a term that exceeds 10 years.  Additionally, neither the board nor the compensation committee may exercise its discretion in a way that would prevent an incentive stock option from qualifying as such under Section 422 of the Internal Revenue Code.  The Option Plan and the underlying agreements provide, and will provide, that unless determined otherwise at the time the option is granted, following termination of employment, options that have not previously become exercisable will not become exercisable and that the exercise period of a vested (exercisable) option will generally be limited, provided that vested options will be cancelled immediately upon a termination for cause.

With the exception of options granted to Messrs. Peterson and Myers, options granted under the Option Plan may not be transferred other than by will or applicable inheritance laws.  Messrs. Peterson and Myers are permitted to transfer non-qualified options to children, grandchildren, spouse, siblings or parents (collectively, “Immediate Family Members”), or to bona fide trusts, partnerships or other entities controlled by and of which the only beneficiaries are Immediate Family Members.  Shares of common stock of Safety Products acquired upon exercise of options are subject to the terms of the Management Stockholders Agreement and, as a consequence, are generally not transferable other than in accordance with that agreement.

Upon a change in control all options that have previously become exercisable may be exercised in connection with that change in control.  In addition, upon a change in control, previously unexercisable options will, or in the board’s discretion may, become exercisable if a certain internal rate of return and a multiple of investment dollars is achieved by Odyssey.

Retirement Benefits.  Messrs. Ellis and Martell participate in the Norcross Safety Products L.L.C. Employees’ Pension Plan (the “NSP Pension Plan”), which is a tax-qualified defined benefit plan.  Messrs. Peterson, Myers and Ellis are participants in the North Safety Products, Inc. Benefit Restoration Plan (“Restoration Plan”), which is a non-qualified unfunded defined benefit plan.  Eligibility for this plan includes North Safety Products employees whose benefits are limited by the Internal Revenue Code or those employees selected by Safety Products’ board of directors. The NSP Pension Plan and the Restoration Plan were frozen for future benefit accruals as of December 31, 2006. Prior to 2006, Messrs. Myers and Peterson were not participants in the Restoration Plan. In connection with entering into new employment agreements with Mr. Peterson and Mr. Myers as part of the Norcross Transaction, Safety Products agreed that it would extend to them the opportunity to participate in the Restoration Plan.  Benefits under these plans are described in the Pension Benefits Table.

Other Programs.  We also provide our named executive officers with life and medical insurance, 401(k) matching, a car allowance program and, in the case of Mr. Martell, contribution to W.H. Salisbury’s profit sharing plan.

Compensation Committee Report

                As we do not presently have a separately designated Compensation Committee, our full board of directors has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in this annual report.

THE BOARD OF DIRECTORS

Robert A. Peterson
David F. Myers, Jr.
Brian Kwait
Craig P. Staub
Matthew A. Satnick

Summary Compensation Table

The following table summarizes the total compensation earned in 2006 by our named executive officers:

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f) (3)	Non-Equity Incentive Plan Compensation ($) (g)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (8)	All Other Compensation ($) (i) (9)	Total ($) (j) (10)
Robert A. Peterson, President and Chief Executive Officer	2006	570,000		—	—	748,769	499,662	(4)	621,216	16,548	2,456,195
David F. Myers, Jr., Executive Vice President and Chief Financial Officer	2006	395,000		—	—	485,113	346,257	(4)	307,620	16,548	1,550,538
Charles S. Ellis, President - North Worldwide	2006	299,457	(1)	40,800	—	93,596	190,402	(5)	74,052	14,448	712,755
Volker H. Laitsch, President-KCL (11)	2006	225,846		—	—	—	339,961	(6)	—	15,404	581,211
Kenneth R. Martell, Vice President and General Manager-Electrical Safety	2006	197,753	(2)	33,500	—	35,999	91,500	(7)	22,428	22,848	404,028

(1)  Mr. Ellis’ base salary was increased on March 1, 2006 from $287,834 to $302,225.  The salary set forth above represents the amount earned by Mr. Ellis in 2006.

(2)  Mr. Martell’s base salary was increased on March 1, 2006 from $190,077 to $199,577.  The salary set forth above represents the amount earned by Mr. Martell in 2006.

(3)  This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each of the named executives in 2006 as well as prior fiscal years, in accordance with SFAS 123R, except that, in accordance with the SEC’s rules the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information, refer to Note 21 of the consolidated financial statements for the year ended December 31, 2006.  See the Grants of Plan-Based Awards Table for information on awards made in fiscal 2006.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(4)  Represents bonus payments paid based on the achievement of budget consolidated EBITDA in fiscal 2006.  See “Summary of Grants of Plan-Based Awards” for further information.

(5)  Represents bonus payments paid based on the achievement of budget targets with respect to EBITDA and net working capital of certain divisions of North Safety.  See “Summary of Grants of Plan-Based Awards” for further information.

(6)  Represents bonus payments paid equal to 5% of KCL’s net profit.

(7)  Represents bonus payments paid based on the achievement of budget targets with respect to: EBITDA, net sales, inventory turns, and fill rate of our electrical safety segment.  See “Summary of Grants of Plan-Based Awards” for further information.

(8)  Represents the change in actuarial present value of the named executive’s accumulated benefit under the Norcross Safety Products L.L.C. Employees’ Pension Plan and the North Safety Products, Inc. Retirement Benefit Restoration Plan.  The Company does not have any non-qualified defined contribution plans. As discussed above under “Compensation Discussion and Analysis — Retirement Benefits,” Messrs. Peterson and Myers were not participants in the Restoration Plan prior to 2006.  Amounts for Messrs. Peterson and Myers therefore reflect the full amount of the pension benefits to which they became entitled in connection with the negotiation of their employment agreements in connection with the Norcross Transaction.

(9)  The dollar value of the amounts shown in this column for 2006 includes the following:

Named Executive Officer	Car Allowance ($)		Matching Contributions Under 401(k) Plan ($)	Life Insurance and AD&D Premiums ($)	Contribution to Profit Sharing Plan ($)
Robert A. Peterson	8,400		7,500	648	—
David F. Myers, Jr.	8,400		7,500	648	—
Charles S. Ellis	7,200		6,600	648	—
Volker H. Laitsch	15,404	*	—	—	—
Kenneth R. Martell	7,200		6,600	648	8,400

*Mr. Laitsch is provided use of an automobile that is owned by KCL.  The car allowance set forth in the table above represents the aggregate incremental cost to KCL for such automobile, based on the depreciation expense for fiscal 2006.

(10) The salary and bonus received and reported in the Summary Compensation Table for 2006 represents the following percentages of the total compensation received and reported for each named executive officer: Mr. Peterson - 44%, Mr. Myers - 48%, Mr. Ellis - 74%, Mr. Laitsch - 97% and Mr. Martell - 80%.

(11)  We mutually agreed with Mr. Laitsch not to continue his employment with us effective March 13, 2007. Amounts paid to Mr. Laitsch have been translated into U.S. Dollars at a rate of $1.255=€1.00, the average exchange rate during fiscal 2006.

Summary of Employment Agreements

Robert A. Peterson.  Norcross entered into an employment agreement, dated as of May 20, 2005, with Mr. Peterson, pursuant to which he serves as our President and Chief Executive Officer for a period of five years.  Under the terms of this agreement Mr. Peterson is entitled to receive a base salary, as adjusted for 2006, of $570,000, a $700 per month automobile allowance, reimbursement for reasonable expenses, participation in whatever benefit programs (including participation in the Restoration Plan) Norcross has in place for its employees who are not members of a collective bargaining unit (on a basis commensurate with his position), and four calendar weeks of vacation per year.  Pursuant to the terms of his agreement, for a period of eighteen months following the termination of Mr. Peterson’s employment, he shall be subject to a non-competition provision which states that Mr. Peterson cannot, without the prior written consent of Norcross, directly or indirectly participate in any line of business that is competitive with Norcross.  For purposes of the non-competition provision, “participate” means direct or indirect ownership or assistance to any enterprise, excluding ownership of less than 2% of a class of securities on a national securities exchange or NASDAQ.  The non-competition provision is limited in geographic scope to the United States and any other county in which Norcross does business.  Upon termination, Mr. Peterson is also subject to an eighteen-month non-solicitation provision, which is applicable to customers, suppliers, business relations and employees of Norcross.  Notwithstanding the foregoing, in the event Mr. Peterson’s employment with Norcross is terminated, he is permitted to solicit the employment of his personal assistant and Mr. Myers.  In connection with the Norcross Transaction, in addition to the capital stock purchased by Mr. Peterson, Safety Products agreed to issue to Mr. Peterson options to purchase shares of capital stock of Safety Products equal to 4.25% of its fully diluted equity, which grants were made on January 2, 2006.

David F. Myers, Jr.  Norcross entered an employment agreement, dated as of May 20, 2005, with Mr. Myers, pursuant to which he serves as our Executive Vice President and Chief Financial Officer on substantially the same terms as those contained in Mr. Peterson’s employment agreement, except that (1) his base salary, as adjusted for 2006, is $395,000, (2) the non-solicitation provision contained in Mr. Myers’ agreement provides an exception allowing Mr. Myers to solicit the employment of his personal assistant and Mr. Peterson, and (3) in connection with the Norcross Transaction, in addition to the capital stock purchased by Mr. Myers, Safety Products agreed to issue to Mr. Myers options to purchase shares of capital stock of Safety Products equal to 2.75% of its fully diluted equity, which grants were made on January 2, 2006.

Charles S. Ellis.  Our subsidiary, North Safety, entered into an employment agreement, dated as of May 20, 2005, with Mr. Ellis, pursuant to which he serves as President-North Worldwide for an initial term of three years.  Under the terms of this agreement, Mr. Ellis is entitled to receive a base salary, as adjusted on April 1, 2006, of $302,225, a $600 per month automobile allowance, participate in all employee benefits plans for which senior executives of North Safety are eligible, and three calendar weeks of vacation per year.  Pursuant to the terms of his agreement, for a period of eighteen months following the termination of Mr. Ellis’ employment, he shall be subject to (1) a non-competition provision, which has no limit in geographic scope and (2) a non-solicitation provision, which is applicable to customers, suppliers and employees of North Safety.

Volker H. Laitsch.  Pursuant to a management service contract, effective as of July 1, 2005, between KCL and Volker H. Laitsch, Mr. Laitsch was appointed as sole managing director of KCL.  Under the terms of the agreement, Mr. Laitsch receives a monthly salary of $18,825 (translated into U.S. Dollars at a rate of $1.255=€1.00, the average exchange rate during fiscal 2006) and is eligible to receive a yearly bonus in an amount equal to 5% of KCL’s net profit, before the deduction of the corporate income tax and possible supplementary taxes, and is provided use of an automobile owned by KCL.

Kenneth R. Martell.  Our electrical safety segment entered into an employment agreement in August 1999 with Mr. Martell pursuant to which he serves as Vice President and General Manager.  Under the terms of this agreement, Mr. Martell is entitled to receive a base salary, as adjusted on April 1, 2006, of $199,577.  Mr. Martell is also entitled to participate in all employee benefits plans for which senior executives are eligible, a $600 per month automobile allowance and three calendar weeks of vacation per year.

Grants of Plan-Based Awards

The following table summarizes information regarding awards granted under the Company’s equity and non-equity incentive plans during 2006:

		Estimated Possible Payouts Under Non-Equity Incentive Plan(1)			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	(#)	($/Sh)	Awards
Name (a)	Date (b)	($) (c)	($) (d)	($) (e)	(j) (2)	(k) (3)	(l) (4)
Robert A. Peterson	1/1/06 1/2/06	—	513,000	641,250	520,000	10.00	2,054,000
David F. Myers, Jr	1/1/06 1/2/06	—	355,500	444,375	336,898	10.00	1,330,747
Charles S. Ellis	1/1/06 1/2/06	—	179,674	224,593	65,000	10.00	256,750
Volker H. Laitsch (5)	5/29/06	31,375	240,960	N/A
Kenneth R. Martell	1/1/06 1/2/06	—	79,101	98,877	25,000	10.00	98,750

(1)  Such amounts represent the target and maximum amounts possible under the annual cash bonuses for 2006.  For a more detailed description of the bonus targets and maximums, please see the discussion entitled “Summary of Grants of Plan-Based Awards” below.

(2) All option grants are subject to time-based vesting as described below under “Options Grants.”  Vesting with respect to 66 2/3% of such options is subject to acceleration based upon satisfaction of annual and cumulative EBITDA-based performance conditions.

(3)  There is currently no public market for Safety Products’ equity securities.  The price of $10 per share was the share purchase price paid as part of the Norcross Transaction. The board of directors believed this was the most reasonable value to use as it reflected the price paid as part of an independent third party transaction for the business and, after considering various factors occurring between the July 19, 2005 transaction and the January 2006 issuance of the options, the board determined that $10 per share remained the appropriate fair value.

(4)  This column shows the full grant date fair value of stock options under SFAS 123R granted to the named executives in 2006. Generally, the full grant date fair value is the amount that the company would expense in its financial statements over the award’s vesting schedule.  For additional information on the valuation assumptions, refer to Note 21 of the audited financial statements for the year ended December 31, 2006. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

(5)  Amounts paid to Mr. Laitsch have been translated into U.S. Dollars at a rate of $1.255=€1.00, the average exchange rate during fiscal 2006.

Summary of Grants of Plan-Based Awards

Bonus Payments for Messrs Peterson and Myers.  The target bonus for each of Mr. Peterson and Mr. Myers was based on the achievement of a budget consolidated EBITDA of $85,824,000.  The target bonus payable to each of Messrs. Peterson and Myers was equal to 90% of such executive’s base salary.  The maximum amount of bonus available to Messrs. Peterson and Myers was equal to 125% of such executive’s target bonus in the event 110%-120% of the target EBITDA was achieved, declining ratably to 100% of the target bonus if 100% of the target EBITDA was achieved, and declining to 0% of the target bonus if less than 90% of the target EBITDA was achieved.  For fiscal 2006, these targets were 98.7% achieved and Mr. Peterson and Mr. Myers received the bonuses set forth in the Summary Compensation Table.

Bonus Payments for Mr. Ellis.  The target bonus for Mr. Ellis was equal to 60% of his base salary and was based on the achievement of the following budget performance targets with respect to certain divisions of North Safety: target EBITDA of $31,368,000 and net working capital of 23.1% of net sales, with the EBITDA component comprising 60% of the target bonus and the net working capital component comprising 40% of the target bonus.  Mr. Ellis was eligible to receive up to an additional 15% of his base salary as a discretionary bonus.  The maximum amount of bonus available to Mr. Ellis was equal to 125% of his target bonus in the event 110%-120% of the performance targets were achieved, declining ratably to 100% of the target bonus if 100% of the performance targets were achieved, and declining to 0% of the target bonus if less than 90% of the performance targets were achieved.  For fiscal 2006, 104.9% of the target was achieved and Mr. Ellis received the bonus set forth in the Summary Compensation Table.

Bonus Payments for Mr. Laitsch.  For 2006, the cash bonus payable to Mr. Laitsch was established at 5% of the annual net profit of KCL, as calculated before the deduction of corporate income tax and possible supplementary taxes.  Mr. Laitsch is entitled to a minimum bonus of $31,375 (translated into U.S. Dollars at a rate of $1.255=€1.00, the average exchange rate in fiscal 2006), and there is no cap on the maximum amount of bonus that he may receive.

Bonus Payments for Mr. Martell.  The target bonus for Mr. Martell was equal to 40% of his base salary and was based on the achievement of the budget following performance targets with respect to our electrical safety segment: EBITDA of $18,398,000, net sales of $74,227,000 and the achievement of inventory turns and fill rate, with the EBITDA component comprising 70% of the target bonus, the sales component comprising 10% of the target bonus, the inventory turns component comprising 15% of the target bonus and the fill rate component comprising 5% of the target bonus.  The maximum amount of bonus available to Mr. Martell was equal to 125% of his target bonus in the event 110%-120% of the performance targets were achieved, declining ratably to 100% of the target bonus if 100% of the performance targets were achieved, and declining to 0% of the target bonus if less than 90% of the performance targets were achieved.  For fiscal 2006, 114.4 % of these targets were achieved and Mr. Martell received the bonus set forth in the Summary Compensation Table.

Option Grants.  Options are subject to time vesting and are conditioned upon continual employment in active service.  One-third of the options covered by the grant vest in five installments, with 4.1333% of the grant amount vesting on the grant date and an additional 7.29925% vesting in each of the four fiscal years from 2006 through 2009 (with each such annual installment vesting quarterly on the last day of each calendar quarter).  The remaining two-thirds of the options covered by the grant become exercisable on the day immediately preceding the eighth anniversary of the grant date; however the vesting on this portion of the option award is subject to acceleration if the EBITDA-based targets set forth in the grant agreement are met.  With respect to the two-thirds for which vesting is subject to acceleration, the grant agreements provide that an installment consisting of 7.2900% of the shares shall become exercisable on March 31, 2006 and an installment consisting of 14.8425% would become exercisable on or within 120 days following December 31 of each calendar year 2006 through 2009, if the EBITDA-based target for the year was met.  If the targets are not met for any calendar year 2006 through 2009, the portion of the option that was subject to acceleration will become exercisable on, or within 120 days following, the first December 31 on which the EBITDA-based target for such year is met and the cumulative EBITDA-based target is met.

For purposes of our option vesting schedule and the bonus payment calculations, EBITDA means the sum of (a) the sum of (i) Adjusted EBITDA (which represents EBITDA adjusted for management incentive compensation; (gain) loss on sale of property, plant and equipment; inventory purchase accounting adjustments; non-cash pension curtailment gain and seller transaction expenses), plus (ii) any LIFO reserve adjustment (whether positive or negative), plus (iii) unrealized foreign exchange gains or losses, plus (iv) other non-recurring or extraordinary gains or losses, plus (b) any management or similar fees charged to the Company by any principal stockholder (but only to the extent that such fees are deducted from the earnings described in clause (a) above but excluding reimbursement of any reasonable out of pocket fees and expenses).  EBITDA may be adjusted to reflect the impact of acquisitions.

The specific EBITDA and Cumulative EBITDA targets are as follows:

EBITDA Targets	2006	2007	2008	2009
Total Annual EBITDA	$83,624,000	$92,623,000	$97,912,000	$101,951,000
Cumulative EBITDA Targets	150,724,000	243,346,000	341,258,000	443,209,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Robert A. Peterson	174,538	345,462	—	10.00	1/2/16
David F. Myers, Jr.	113,080	223,818	—	10.00	1/2/16
Charles S. Ellis	21,817	43,183	—	10.00	1/2/16
Volker H. Laitsch	—	—	—	—	—
Kenneth R. Martell	8,391	16,609	—	10.00	1/2/16

(1)  Exercisable options are comprised of (i) 4.13333% of the shares covered by the option grant, which vested as of January 2, 2006, plus (ii) 7.29925% of the shares covered by the option grant, which vested as of December 31, 2006, plus (iii) 7.29000% of the shares covered by the option grant, which were subject to accelerated vesting as of March 31, 2006 based on the achievement of the applicable EBITDA target as set by the board, plus (iv) 14.8425% of the shares covered by the option grant, which were subject to accelerated vesting as of December 31, 2006 based on the achievement the applicable EBITDA target as set by the board.

(2)  Unexercisable options will vest as follows: (i) an installment consisting of 7.29925% of the shares covered by the option grant shall become exercisable at the rate of 25% of the installment on the last day of each calendar quarter for each year ending December 31, 2007, 2008 and 2009; (ii) 44.5275% of the shares subject to the option grant shall become fully exercisable on January 1, 2014, provided that the optionee remains continuously employed through such date, provided further that an installment consisting of 14.8425% of the shares covered by the option grant shall be subject to accelerated vesting on or within 120 days following December 31 of each calendar year 2007, 2008 and 2009, if the EBITDA as of such December 31 equals or exceeds the applicable EBITDA target for such year as set by the board.

Option Exercises and Stock Vested

There were no options exercised in fiscal 2006.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
	(1)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Robert A. Peterson	North Safety Products Benefit Restoration Plan	11.7	621,216	—
David F. Myers, Jr.	North Safety Products Benefit Restoration Plan	11.5	307,620	—
Charles S. Ellis	Norcross Safety Products L.L.C. Employees Pension Plan	5.5	108,024	—
	North Safety Products Benefit Restoration Plan	5.5	145,320	—
Volker H. Laitsch	—	—	—	—
Kenneth R. Martell	W.H. Salisbury & Co. Employees Pension Plan	7.4	156,096	—

Norcross Safety Products L.L.C. Employees’ Pension Plan.  Messrs. Ellis and Martell participate in the Norcross Safety Products L.L.C. Employees’ Pension Plan (the “NSP Pension Plan”), which is a tax-qualified defined benefit plan. Mr. Ellis’ benefits are determined by the North Safety Benefit formula and Mr. Martell’s benefits are determined by the W.H. Salisbury Benefit formula as described below. Under the terms of the NSP Pension Plan, eligibility for Normal Retirement is age 65.  Eligibility for Early Retirement for employees of North Safety Products is age 55 with ten years of service.  Eligibility for Early Retirement for employees of W. H. Salisbury is age 62 with twenty years of service.  As of December 31, 2006 neither Messrs. Ellis nor Martell are eligible for Normal Retirement or Early Retirement benefits under the terms of the NSP Pension Plan.   No additional benefits will be earned after December 31, 2006.

North Safety Benefits under the NSP Pension Plan are calculated based on (1) the employee’s average monthly compensation for the five consecutive calendar years for which the participant’s aggregate compensation was greatest and (2) the employee’s years of credited service. Compensation includes total cash compensation required to be reported on Form W-2, plus any compensation deferred under Section 401(k) of the Internal Revenue Code, plus any compensation reductions under a plan pursuant to Section 125 of the Internal Revenue Code, but excluding reimbursements, other expense allowances, fringe benefits, deferred compensation and welfare benefits.  Compensation is subject to Internal Revenue Code limitations.  The monthly benefits calculated for Mr. Ellis under the North Safety formula equals:

•                  1.0% of the participant’s average final monthly compensation, plus 0.5% of the participant’s average final monthly compensation in excess of covered compensation, multiplied by years and partial years of credited service limited to 35 years on the excess portion.

W.H. Salisbury Benefits under the NSP Pension Plan are calculated based on (1) the employee’s average monthly compensation for the three consecutive years out of the last 10 years which yields the highest average and (2) the employee’s years of credited service. Compensation includes all amounts paid for services rendered in the course of employment excluding certain amounts which receive special tax benefits defined under the plan.  Compensation is subject to Internal Revenue Code limitations.  The monthly benefits calculated for Mr. Martell under the W.H. Salisbury formula equals:

•                  1.63% of the participant’s average final monthly compensation, plus 0.65% of the participant’s average final monthly compensation in excess of covered compensation, multiplied by years and partial years of credited service limited to 20 years; less

•                  profit sharing account balance which could be received as a straight life annuity provided to the participant under W.H. Salisbury & Co.’s defined contribution plan.

North Safety Products Benefit Restoration Plan.  Messrs. Ellis, Myers and Peterson participate in a non-qualified, unfunded defined benefit plan (the “Restoration Plan”). Eligibility for this plan includes North Safety Products employees whose benefits are limited by the Internal Revenue Code or those employees selected by Safety Products board of directors. The Restoration Plan provides a supplemental benefit equal to the maximum benefit amount that the participant would have received under the NSP Pension Plan if (1) there were no limitations on the maximum benefits payable under the NSP Pension Plan, and (2) if certain Internal Revenue Code limitations did not apply, and (3) if the prior plan formula under the NSP Pension Plan continued to be effective for all years of credited service.  Eligibility for payment of benefits under the Restoration Plan is the same as provided in the NSP Pension Plan.  No additional benefits will be earned after December 31, 2006.  The monthly benefits calculated under the Restoration Plan equal the greater of the formula below offset by the monthly benefits provided under the NSP Pension Plan.

•                  1.0% of the participant’s average final monthly compensation, plus 0.5% of the participant’s average final monthly compensation in excess of “covered compensation,” multiplied by years and partial years of credited service limited to 35 years on the excess portion; or

•                  1.67% of the participant’s average final monthly compensation multiplied by years and partial years of credited service, less 1.67% of the participants primary social security benefit multiplied by his years of service and full months of credited service, not to exceed 30 years.

The monthly benefits payable to Messrs. Peterson and Myers under the Restoration Plan will be equal to the above formula multiplied by 37%.

Termination and Change in Control Arrangements

Assuming each executive officer’s employment was terminated under each of the circumstances set forth below on December 31, 2006, the estimated values of payments and benefits to each named executive officer are set forth in the following table:

Name	Benefit	Termination with Cause or without Good Reason	Termination without Cause or for Good Reason	Change in Control (1)	Termination in the Event of Disability or Death
	Salary	$—	$1,140,000	$1,062,465	$1,140,000
Robert A.	Bonus(2)	—	499,662	499,662	499,662
Peterson	Medical Benefits	—	22,616	22,616	22,616
	All Other Compensation (3)	—	18,096	18,096	—
	Salary	—	790,000	736,270	790,000
David F.	Bonus(2)	—	346,257	346,257	346,257
Myers, Jr	Medical Benefits	—	22,616	22,616	22,616
	All Other Compensation (3)	—	18,096	18,096	—
	Salary	—	453,338	—	—
Charles S.	Bonus(2)	—	231,202	—	—
Ellis	Medical Benefits	—	—	—	—
	All Other Compensation	—	—	—	—
	Salary	—	112,923	—	56,462
Volker H.	Bonus(2)	__	509,941	—	—
Laitsch (4)	Medical Benefits	—	—	—	—
	All Other Compensation	—	—	—	—
	Salary	—	—	—	—
Kenneth R.	Bonus	—	—	—	—
Martell	Medical Benefits	—	—	—	—
	All Other Compensation	—	—	—	—

(1)  At the discretion of the board of directors, unexercisable options may become exercised in connection with a change of control if a certain internal rate of return is achieved by Odyssey.  Odyssey’s target internal rate of return would not have been achieved if a change in control had occurred on December 31, 2006.

(2)  Includes bonus payments with respect to fiscal 2006 that are reflected in column (d) and column (g) of the Summary Compensation Table.

(3)  The dollar value of the amounts shown in this column includes the following, which amounts represent the two-year total of such benefits based on the value for fiscal 2006:

Named Executive Officer	Car Allowance ($)	Life Insurance and AD&D Premiums ($)
Robert A. Peterson	16,800	1,296
David F. Myers, Jr.	16,800	1,296

(4)  Amounts paid to Mr. Laitsch have been translated into U.S. Dollars at a rate of $1.255=€1.00, the average exchange rate during fiscal 2006.

Summary of Termination and Change in Control Arrangements

Messrs. Peterson and Myers.  In the event employment of Messrs. Peterson and Myers is terminated by Norcross for cause or by the executive without good reason, the executive will be entitled to his base salary and benefits for the period ending on the date of such termination and any unpaid bonus for any calendar year ending prior to the year in which such termination occurs.

In the event that employment is terminated (1) by Norcross without cause, (2) by the executive for good reason, (3) due to the executive’s death or disability, or (4) due to Norcross not offering, at least 90 days prior to the end of the term of employment, to continue the executive’s employment for a period of at least two years, the executive (or his estate) will be entitled to his base salary and benefits for the period ending on the date of termination, any unpaid bonus for any calendar year ending prior to the year in which such termination occurs, a pro rata bonus for the calendar year in which termination occurs and (except in the event of termination due to his death) his base salary and benefits for a period of 2 years if, within 30 days of termination, the executive signs and delivers to Norcross a general release from claims arising from facts and circumstances existing before the date of such release.  In the event such executive’s employment terminated because Norcross elected not to continue his employment after the expiration of the initial term, the severance payment as described above will be offset by any payments or benefits received by the executive in the second year following such termination as a result of his having obtained new employment.  Any amounts due to the executive shall be paid as if he had not been terminated, except that in the event the executive terminated his employment due to a change in control, such amounts shall be paid in a lump sum within 10 days of his resignation, in an amount discounted to present value at a rate of 7% per year.  In the event that employment is terminated (1) by Norcross with cause or (2) by the executive without good reason, the executive shall be entitled to (i) receive base salary and benefits for the period ending on the termination date; and (ii) receive any unpaid bonus for any calendar year ending prior to the year in which the termination date incurred.

For purposes of the executives’ employment agreements, the terms “cause” and “good reason” are defined as follows:

•                     “cause” means the executive’s: (1) embezzlement or misappropriation of funds; (2) conviction of a felony involving moral turpitude; (3) commission of a material act of dishonesty; (4) fraud or deceit; (5) breach of any material provision of the employment agreement or other agreement with Norcross, Safety Products or any subsidiary thereof; (6) habitual or willful neglect of duties; breach of fiduciary duty; or (7) material violation of any other duty to Norcross, Safety Products or any subsidiary thereof.

•                     “good reason” means: (1) material breach by Norcross of its obligations to the executive if not cured within twenty days after written notice by executive to Norcross; (2) Norcross requiring executive to move his principal place of employment by more than 25 miles if such move increases executive’s commute; (3) the failure of any successor to Norcross to assume executive’s employment agreement; (4) a change of control.

Mr. Ellis.  In the event employment is terminated by North Safety without cause or by Mr. Ellis with good reason, North Safety shall, for a period of eighteen months following such termination or resignation, pay Mr. Ellis his base salary as of such termination date.  As a condition of such severance payment, Mr. Ellis shall continue to be bound by the covenants not to compete or solicit as specifically set forth in his employment agreement.  In the event employment of Mr. Ellis is terminated (1) by North Safety for cause, (2) by Mr. Ellis without good reason or (3) due to his death or disability, Mr. Ellis will be entitled to the sum of any unpaid base salary through the date of termination, plus accrued and unpaid vacation pay and any unreimbursed expenses incurred by Mr. Ellis on behalf of North Safety.

For purposes of Mr. Ellis’ employment agreement, the terms “cause” and “good reason” are defined as follows:

•                  “cause” has the same meaning as defined in the employment agreements for Messrs. Peterson and Myers, except that the definition for Mr. Ellis also includes: (1) failure to correct insubordination; (2) failure to comply with instructions; or (3) other acts or omissions that adversely affect operations.

•                  “good reason” means Mr. Ellis’ resignation as a result of: (1) a substantial diminution of responsibilities, duties or authorities; (2) a reduction of his perquisites, including office facilities and support staff; (iii) a relocation to an area more than fifty miles from the current location; or (4) a material breach of his employment agreement by North Safety, which is not cured within 30 days after written notice by Mr. Ellis to North Safety.

Mr. Laitsch.  In the event Mr. Laitsch should become permanently unable to work, his employment shall terminate at the end of the calendar half year in which the permanent inability to work has been established and he shall be entitled to a pro rata bonus based on the profit of the KCL in the prior fiscal year.  In the event employment of Mr. Laitsch is terminated due to his death, his wife and marital children that are less than 25 years old shall be entitled to receive his base salary for a period of four months and his pro rata bonus based on the profit of the KCL in the prior fiscal year.  In the event employment of Mr. Laitsch was terminated without cause as of December 31st of any year, he would be entitled to his base salary through the following June 30 (i.e. up to 6 months in the event the Company did not elect to renew his contact on December 31st) and 150% of his bonus for fiscal 2006.  In the event employment of Mr. Laitsch is terminated for cause or due to his resignation, his employment agreement will automatically terminate.

Option Plan.  As described in the Compensation Discussion and Analysis, upon a change in control, previously unvested options would become exercisable if specified internal rate of return and a multiple of investment dollars had been achieved by Odyssey.  As of December 31, 2006, such target internal rates of return and multiple of investment dollars had not been achieved and options would not accelerate upon a change in control unless the board of directors elected to do so in its discretion.

Director Compensation

None of our employees are entitled to any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Equityholders

The following table sets forth certain information with respect to the beneficial ownership of the common stock of Safety Products as of February 28, 2007, by:

•                  Each person, or group of affiliated persons, who is known by us to own beneficially more than 5.0% of its common stock;

•                  Each of our directors and named executive officers; and

•                  All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rule of the SEC.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 28, 2007, are deemed outstanding for calculating the percentage of outstanding share of the person holding these options, but are not deemed outstanding for the percentage of any other person.  Percentage of beneficial ownership is based upon 11,030,884 shares of common stock outstanding as of February 28, 2007.  To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.  Except as otherwise indicated, the address of each of the persons in this table is as follows:  c/o Safety Products Holdings, Inc., 2001 Spring Road, Suite 425, Oak Brook, Illinois 60523.

	Common Stock
Name	Number Including Underlying Options		Number Underlying Options	Percent
Odyssey Investment Partners Fund III, LP c/o Odyssey Investment Partners, LLC 280 Park Avenue West Tower New York, NY 10017	8,260,000	(1)	0	74.9%
Safety Products, LLC c/o GE Asset Management Incorporated 3001 Summer Street Stamford, CT 06905	2,500,000		0	22.7%
Robert A. Peterson	294,261		184,261	2.6%
David F. Myers, Jr.	169,228		119,228	1.5%
Charles S. Ellis	36,003		23,003	*
Volker H. Laitsch	0		0	*
Kenneth R. Martell	12,347		8,847	*
Brian Kwait	8,301,258	(2)(3)(4)(5)	0	75.3%
Craig P. Staub	0		0	*
Matthew A. Satnick	0		0	*
All directors and executive officers as a group (10 persons)	8,844,726		346,842	77.7%

*                 Represents beneficial ownership of less than one percent.

(1)          Odyssey Capital Partners III, LLC, or Odyssey Capital, is the general partner of Odyssey Investment Partners Fund III, LP, or Odyssey Fund, and by virtue of such status may be deemed to be the beneficial owner of the shares held by Odyssey Fund.  Mr. Kwait is a Managing Member of Odyssey Capital and does not have the power individually to direct or veto the voting or disposition of shares held by Odyssey Fund.  Odyssey Capital expressly disclaims beneficial ownership of the shares held by Odyssey Fund.

(2)          Includes 8,260,000 shares of common stock owned by Odyssey Fund.

(3)          Mr. Kwait may be deemed to share beneficial ownership of the shares held by Odyssey Fund by virtue of his status as a Managing Member of Odyssey Capital.  Mr. Kwait expressly disclaims beneficial ownership of any shares held by Odyssey Fund that exceed his pecuniary interest therein.  The members and managers of Odyssey Capital share investment and voting power with respect to securities owned by Odyssey Fund, but no individual controls such investment or voting power.

(4)          Includes 41,258 shares of common stock owned by Safety Products Coinvestment LLC, or Coinvestment LLC.  Odyssey Investment Partners, LLC, or Odyssey, is the managing member of Coinvestment LLC and by virtue of such status may be deemed to be the beneficial owner of the shares held by Coinvestment LLC.  Mr. Kwait is a Managing Member of Odyssey and does not have the power individually to direct or veto the voting or disposition of shares held by Coinvestment LLC.  Odyssey expressly disclaims beneficial ownership of the shares held by Coinvestment LLC.

(5)          Mr. Kwait may be deemed to share beneficial ownership of the shares held by Coinvestment LLC by virtue of his status as a Managing Member of Odyssey.  Mr. Kwait expressly disclaims beneficial ownership of any shares held by Coinvestment LLC that exceed his pecuniary interest therein.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about the common stock that may be issued under all of the existing equity compensation plans, including the 2005 Option Plan of Safety Products. The 2005 Option Plan has been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,345,559	$10.95	91,072

Equity compensation plans not approved by security holders	—	—	—
Total	1,345,559	$10.95	91,072

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Family Relationships

William L. Grilliot, our President—Fire Service, is the husband of Mary I. Grilliot, the Vice President of our subsidiary, Morning Pride Manufacturing L.L.C.  Mr. and Mrs. Grilliot were each paid an aggregate salary and bonus of $233,086 for their services during the year ended December 31, 2006.

Real Property Leases

Morning Pride Manufacturing L.L.C. leases a facility in Dayton, Ohio from American Firefighters Cooperative, Inc., a corporation controlled by William L. Grilliot, our President—Fire Service.  The initial term of the lease ended on February 28, 2005 and was extended through April 30, 2009.  The base rent is $347,816 per year, payable in monthly installments.  In addition, we must also pay American Firefighters Cooperative, Inc. the actual amount of all real estate taxes, and all general and special assessments of every kind, as additional rent during the term of the lease.  The annual rent paid in each of 2006, 2005 and 2004 was $382,111, $373,181 and $366,320, respectively.  If the lease expires or is terminated at any time prior to July 1, 2010, we must reimburse American Firefighters Cooperative, Inc. an amount equal to the number of months remaining in the rental term multiplied by $1,206.

Related Party Policy

We do not have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to item 404 (a) of Regulation S-K. However, it is our policy to comply with the covenant related to transactions with affiliates that is contained in the indeture governing our notes.

Director Independence

None of the Company’s directors is “independent” within the meaning of the rules of the national security exchanges. The Company is privately owned and all of its directors are affiliates of Odyssey Fund, the Company’s principal stockholder or are members of the Company’s management.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP (“E&Y”) for fiscal year 2005 and 2006.  All Audit Fees, Audit-Related Fees, Tax Fees and Other Fees were pre-approved by the Audit Committee in accordance with its established procedures.

(In thousands)	2005	2006
Audit Fees (a)	$1,249,942	$1,103,342
Audit-Related Fees (b)	73,742	125,000
Tax Fees (c)	939,210	1,133,350
All Other Fees	—	12,823
Total	$2,262,894	$2,374,515

(a)             Fees for professional services provided for the audit of the Company’s annual financial statements as well as reviews of the Company’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, SEC filings and offering memorandums including comfort letters and consents and assistance with SEC comment letters.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements filed as part of this Form 10-K are described in the Index to Consolidated Financial Statements in Item 8 above.

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

Safety Products Holdings, Inc.

/s/ Robert A. Peterson
	By:	Robert A. Peterson
Date: March 23, 2007	Its:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 23, 2007.

Signatures	Capacity

/s/ Robert A. Peterson	President, Chief Executive Officer and Director
Robert A. Peterson	(Principal Executive Officer)

/s/ David F. Myers, Jr.	Executive Vice President, Chief Financial Officer,
David F. Myers, Jr.	Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Brian Kwait	Director
Brian Kwait

/s/ Craig P. Staub	Director
Craig P. Staub

/s/ Matthew A. Satnick	Director
Matthew A. Satnick

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Safety Products Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Safety Products Holdings, Inc. for the fiscal quarter ended July 2, 2005).

3.2	Amended and Restated Bylaws of Safety Products Holdings, Inc.

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

10.5

Incremental Facility Amendment dated as of June 9, 2006 among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., the Several Lenders from Time to Time Parties thereto, and Credit Suisse, as Administrative Agent.

10.6

Lease Agreement by and between Morning Pride Manufacturing L.L.C. and American Firefighter Cooperative, Inc. regarding property located in Dayton, Ohio (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-4 of Norcross Safety Products L.L.C., filed on November 14, 2003 (File No. 333-110531)).

10.7

Managing Director Employment Agreement, dated May 29, 2006 and effective July 1, 2005, by and between Kächele-Cama Latex GmbH and Volker H. Laitsch (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006).

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

10.12

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

10.14

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

10.16

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

10.19

First Supplemental Indenture dated as of July 19, 2005 among Norcross Safety Products L.L.C., Norcross Capital Corp., the Guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Norcross Safety Products, L.L.C. for the fiscal quarter ended July 2, 2005).

10.20

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

10.21

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

10.23

CIVC Registration Rights Agreement, dated as of January 7, 2005, by and among NSP Holdings L.L.C., NSP Holdings Capital Corp. and CIVC Partners Fund, L.P. (incorporated herein by reference to Exhibit 10.44 of the Annual Report on Form 10-K of Norcross Safety Products L.L.C. for the fiscal year ended December 31, 2004).

10.24

Letter dated July 19, 2005 from Safety Products Holdings, Inc. to GS Mezzanine Partners III Onshore Fund, L.P. and GS Mezzanine Partners III Offshore Fund, L.P. (incorporated herein by reference to Exhibit 10.27 of the Registration Statement on Form S-4 of Safety Products Holdings, Inc., filed on December 15, 2005).

10.25

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

10.26

Amendment No. 1 to the 2005 Option Plan of Safety Products Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006).

10.27	Form of Non-Qualified Option Agreement of Safety Products Holdings, Inc.

10.28

Employment Letter Agreement by and between William Hayes and Norcross Safety Products L.L.C., dated September 8, 2006 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006).

21.1	Subsidiaries of Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.