Form 10-Q
period 2007-09-29
Safety Products Holdings, Inc.
filed 2007-11-09
CIK 1333290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

On November 8, 2007 Safety Products Holdings, Inc. had 11,030,884 common shares outstanding.

SAFETY PRODUCTS HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended September 29, 2007

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	December 31, 2006 (1)	September 29, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,796	$40,558
Accounts receivable, less allowance of $2,323 and $2,484 in 2006 and 2007, respectively	73,306	92,762
Inventories	108,270	111,316
Deferred income taxes	2,143	1,946
Prepaid expenses and other current assets	3,624	3,880
Total current assets	214,139	250,462
Property, plant and equipment, net	69,627	68,414
Deferred financing costs, net	16,517	13,991
Goodwill	157,242	163,073
Other intangible assets, net	281,438	276,998
Other noncurrent assets	5,119	6,224
Total assets	$744,082	$779,162

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,891	$22,215
Accrued expenses	40,596	37,205
Current maturities of long-term obligations	4,820	2,301
Total current liabilities	67,307	61,721
Long-term liabilities:
Pension, post-retirement and deferred compensation	17,082	13,553
Long-term obligations	470,140	482,046
Other noncurrent liabilities	7,008	11,717
Deferred income taxes	55,460	53,103
Total long-term liabilities	549,690	560,419

Minority interest	199	222

Shareholders’ equity:
Common shares	110	110
Contributed capital	111,883	113,007
Retained earnings	4,098	14,408
Accumulated other comprehensive income	10,795	29,275
Total shareholders’ equity	126,886	156,800
Total liabilities and shareholders’ equity	$744,082	$779,162

(1)          December 31, 2006 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Net sales	$136,777	$151,406	$404,411	$455,963
Cost of goods sold	87,161	93,161	250,420	278,249
Gross profit	49,616	58,245	153,991	177,714
Operating expenses:
Selling	12,342	13,790	37,470	40,944
Distribution	8,028	9,491	23,428	28,173
General and administrative (1)	12,727	15,325	38,757	43,179
Amortization of intangibles	3,073	2,869	8,540	8,746
Total operating expenses	36,170	41,475	108,195	121,042
Income from operations	13,446	16,770	45,796	56,672
Other expense (income):
Interest expense	12,050	12,510	34,690	37,089
Interest income	(105)	(445)	(419)	(898)
Other, net	(85)	115	(610)	514
Income from continuing operations before income taxes and minority interest	1,586	4,590	12,135	19,967
Income tax expense	663	66	4,134	6,444
Minority interest	8	10	23	24
Income from continuing operations	915	4,514	7,978	13,499
Loss (income) from discontinued operations (including loss on disposal of subsidiary of $3,022 for the nine months ended September 29, 2007), net of income tax (Note 2)	26	—	(67)	2,813
Net income	$889	$4,514	$8,045	$10,686

 (1)   General and administrative expenses exclude amortization of intangibles and include $265 and $459 of management incentive compensation for the three months ended September 30, 2006 and September 29, 2007, respectively and $1,345 and $1,159 of management incentive compensation for the nine months ended September 30, 2006 and September 29, 2007, respectively.

See notes to unaudited consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Nine months ended
	September 30, 2006	September 29, 2007
Operating activities
Net income	$8,045	$10,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (1)	10,008	11,008
Amortization of intangibles	8,540	8,746
Amortization of deferred financing costs	2,513	2,526
Amortization of original issue premium	(109)	(89)
Deferred income taxes	(246)	(400)
Minority interest	23	24
Noncash interest	12,431	13,936
Management incentive compensation	1,345	1,124
Loss on sale of property, plant and equipment	54	153
Loss on sale of subsidiary	—	3,022
Changes in operating assets and liabilities:
Accounts receivable	(10,433)	(19,064)
Inventories	(16,055)	(1,535)
Prepaid expenses and other current assets	408	352
Other noncurrent assets	(265)	(644)
Accounts payable	2,409	1,534
Accrued expenses	(3,119)	(4,761)
Pension, postretirement and deferred compensation	(1,466)	(3,549)
Other noncurrent liabilities	(227)	(84)
Net cash provided by operating activities	13,856	22,985

Investing activities
Purchase of businesses, net of cash acquired	(30,952)	(1,247)
Proceeds from sale of subsidiary, net of cash disposed	—	3,223
Purchases of property, plant and equipment	(7,681)	(8,130)
Proceeds from sale of property, plant and equipment	113	377
Net cash used in investing activities	(38,520)	(5,777)

Financing activities
Payments for deferred financing costs	(201)	—
Proceeds from borrowings	15,000	—
Payments of debt	(1,399)	(4,286)
Net borrowings under revolving credit facility	2,000	—
Proceeds from the issuance of shares	563	—
Net cash provided by (used in) financing activities	15,963	(4,286)
Effect of exchange rate changes on cash and cash equivalents	356	840
Net (decrease) increase in cash and cash equivalents	(8,345)	13,762
Cash and cash equivalents at beginning of period	20,819	26,796
Cash and cash equivalents at end of period	$12,474	$40,558

 (1)   Depreciation includes depreciation expense of $86 and $71 for the nine months ended September 30, 2006 and September 29, 2007, respectively, related to discontinued operations (Note 2).

See notes to unaudited consolidated financial statements

SAFETY PRODUCTS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands) (Unaudited)

1.                 Transactions

On February 2, 2006, Safety Products Holdings, Inc. (the “Company”) completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4,453 in cash (including acquisition costs of $203 and net of cash acquired of $183) and a $1,000 subordinated seller note. In addition, the purchase price may be increased by $750 over a four year period based on American Firewear achieving certain financial and operating objectives. The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note. The Company believes the acquisition of American Firewear will strengthen its hand protection product line in the fire service segment. The results of operations of American Firewear are included in the Company’s consolidated statement of operations from the date of acquisition.

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

On September 19, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The New England Overshoe Company, Inc. (“NEOS”). The purchase price consisted of $3,639 in cash (including acquisition costs of $139 and net of cash acquired of $6) and a $750 subordinated seller note. In addition, the purchase price may be increased over a five year period based on NEOS achieving certain net sales targets. The Company financed the acquisition through cash on the balance sheet and the issuance of the $750 subordinated seller note. The Company believes the acquisition of NEOS will broaden its footwear product portfolio in the general safety and preparedness segment. The results of operations of NEOS are included in the Company’s consolidated statement of operations from the date of acquisition.

Assuming all acquisitions had occurred on January 1, 2006, the pro forma net sales, income from operations and net income for the Company would have been $414,277, $46,742 and $7,379, respectively, for the nine months ended September 30, 2006.

2.                 Discontinued Operations

On June 29, 2007, the Company completed the sale of all of the issued and outstanding capital stock of North Safety Products (Africa) (Proprietary) Limited (“South Africa”), a subsidiary of the Company. The Company received net cash proceeds of $3,223 and recorded a net loss on disposal related to the transaction of $3,022 ($3,022 net of income tax). In accordance with Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected South Africa’s results of operations through the date of the sale and transaction loss as discontinued operations for all periods presented. Assets and liabilities of South Africa were not material and as a result have not been reclassified as discontinued operations in the Company’s consolidated statement of financial position as of December 31, 2006. The cash flows from discontinued operations have been combined with cash flows from continuing operations within each cash flow statement category as the cash flows from discontinued operations are not material to the Company’s consolidated results.

The following table sets forth the net sales, net (loss) income from discontinued operations and net loss on disposal of subsidiary for South Africa for the periods presented:

	Three months ended		Nine months ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Net sales	$5,101	$—	$15,589	$8,152
Net (loss) income from discontinued operations	(26)	—	67	209
Net loss on disposal of subsidiary	—	—	—	(3,022)

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

4.                 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of the beginning of its fiscal year ending December 31, 2008. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS No. 159 are effective for the Company as of the beginning of its fiscal year ending December 31, 2008. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 159 will have on its financial statements.

5.                 Management Incentive Compensation

Management incentive compensation related to stock based compensation was $265 and $459 for the three months ended September 30, 2006 and September 29, 2007, respectively and $1,345 and $1,159 for the nine months ended September 30, 2006 and September 29, 2007, respectively.

6.                 Inventories

Inventories consist of the following:

	December 31, 2006	September 29, 2007
At FIFO cost:
Raw materials	$24,823	$30,148
Work in process	13,756	11,965
Finished goods	70,799	70,311
	109,378	112,424
Adjustment to LIFO cost	(1,108)	(1,108)
Total inventory	$108,270	$111,316

7.              Long-Term Obligations

The Company’s long-term obligations consist of the following:

	December 31, 2006	September 29, 2007
Revolving credit facilities	$—	$—
Term loan	165,720	162,138
Senior pay in kind notes	155,090	169,026
Senior subordinated notes	152,500	152,500
European term loans	173	—
Subordinated seller notes	1,750	1,250
Capital lease obligations	205	—
Unamortized discount on senior pay in kind notes	(6,626)	(5,877)
Unamortized premium on senior subordinated notes	6,148	5,310
	474,960	484,347
Less: Current maturities of long-term obligations	4,820	2,301
	$470,140	$482,046

Aggregate maturities of long-term obligations as of September 29, 2007, are as follows:

2008	$2,301
2009	2,509
2010	45,732
2011	193,015
2012	240,790
Thereafter	—
$484,347

8.                 Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes  ("FIN 48"), which  requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

As a result of the implementation of FIN 48, the Company recorded at the date of adoption an additional liability of $5,961 for unrecognized tax benefits relating to uncertain tax positions. Of this amount, approximately $376 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. During the three and nine months ended September 29, 2007, the unrecognized tax benefits decreased by $404 due to a foreign income tax audit settlement.

At January 1, 2007, the Company had $7,024 in unrecognized tax benefits, the recognition of which would have an effect of $776 on the effective tax rate. In addition, $4,261 of unrecognized tax benefits would, if realized, reduce goodwill.

Included in the balance of unrecognized tax benefits at January 1, 2007, is $1,525 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents the maximum potential decrease in unrecognized tax benefits comprised of items related to foreign income tax filings and audit settlement negotiations. During the three and nine months ended September 29, 2007, this amount has decreased by $404 due to a foreign income tax audit settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007, the Company had accrued $219 and $279 for the potential payment of interest and penalties related to unrecognized tax benefits, respectively. There have been no significant changes to these amounts during the three and nine months ended September 29, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions. As of September 29, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 1998 through 2000 and 2002 through 2006 and to non-U.S. income tax examinations for the tax years of 2003 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2006.

The income tax expense for the Company differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income before income taxes primarily due to: 1) state taxes and 2) the impact of varied foreign statutory rates on the Company’s foreign earnings. In addition, the income tax expense for the three and nine months ended September 29, 2007 was impacted by a reduction in the German statutory tax rate. Further, the nine months ended September 29, 2007 was impacted by the recording of a valuation allowance against capital losses associated with the sale of South Africa.

9.                 Employee Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company’s pension benefits:

	Three months ended		Nine months ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Service cost	$594	$24	$1,576	$78
Interest cost	998	1,014	2,886	2,976
Expected return on plan assets	(755)	(1,069)	(2,567)	(3,206)
	$837	$(31)	$1,895	$(152)

The following table sets forth the components of net periodic benefit expense for the Company’s post-retirement benefits:

	Three months ended		Nine months ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
Service cost	$7	$3	$19	$8
Interest cost	18	13	54	45
	$25	$16	$73	$53

10.   Restructuring and Merger-Related Charges

In conjunction with the Fibre-Metal Transaction, the Company initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to its Cranston, Rhode Island and Mexicali, Mexico facilities. In addition, the Company closed certain Fibre-Metal distribution centers and integrated Fibre-Metal distribution into its existing distribution facilities. The Company implemented this plan in order to increase profitability through utilizing excess capacity at its existing plants and moving manufacturing to locations with favorable labor costs. The restructuring was substantially completed in the second quarter of 2007. As of the date of the Fibre-Metal Transaction, the Company recorded an accrual for costs associated with the plan of $1,716, comprised of $1,383 in severance costs and $333 in facility closure and other exit costs. The restructuring liability was classified within the accrued expenses caption on the consolidated balance sheet.

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

A rollforward of the restructuring liability is as follows:

	Severance and severance related costs	Facility closure and other exit costs	Total
Balance as of January 1, 2007	$1,880	$173	$2,053
Payments	(1,753)	(174)	(1,927)
Effect of foreign currency translation	—	1	1
Balance as of September 29, 2007	$127	$—	$127

11.   Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of September 29, 2007, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 649 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. The Company is also monitoring an additional two lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 651 lawsuits represent a total of approximately 8,451 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Although the JDA expires on December 31, 2008, the Company expects to incur additional defense and settlement costs beyond this date. The Company will consider its alternatives for defending the claims as the JDA nears expiration and determine the appropriate course of action, which could include an extension of the JDA.

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the nine months ended September 29, 2007:

	Plaintiffs	Cases
Beginning lawsuits as of January 1, 2007	8,746	644
New lawsuits	19	16
Settlements	—	—
Dismissals and other	(314)	(9)
Ending lawsuits as of September 29, 2007	8,451	651

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

Plaintiffs have asserted specific dollar claims in approximately 30% of the approximately 649 cases pending as of September 29, 2007 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 649 complaints maintained in the Company’s records, 459 do not specify the amount of damages sought, 25 generally allege damages in excess of $50, one alleges compensatory damages in excess of $50 and an unspecified amount of punitive damages, 103 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, two allege compensatory damages and punitive damages, each in excess of $50, 20 generally allege damages in excess of $15,000, one generally alleges damages of $23,000, one alleges compensatory damages and punitive damages, each in excess of $10, four allege general damages of $18,000 and punitive damages of $10,000, two allege general damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, one alleges punitive damages in excess of $50, one generally alleges damages in excess of $15, 12 generally allege damages in excess of $25, one alleges compensatory damages of $18,000 and punitive damages of $10,000, one alleges punitive damages of $13,500 and compensatory damages of $10,000, one alleges punitive damages of $13,000 and compensatory damages of $10,000, eight allege compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each of $15 and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional two monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

Norcross Safety Products L.L.C., the Company’s wholly owned subsidiary (“Norcross”), recorded a $1,250 reserve for respiratory claims during the year ended December 31, 2004. Norcross re-evaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1,250 recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

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

As discussed above, the Company entered into the JDA effective July 1, 2006 and completed its evaluation of the reserve. After all information was obtained, the Company adjusted the reserve to $7,000 as part of the purchase price allocation process during the permitted allocation period. As of September 29, 2007, the reserve balance was $6,800.

The final estimated amount recorded in purchase accounting related entirely to losses incurred before the July 2005 acquisition. The Company’s final estimate of the probable loss for the respiratory contingency incorporated the new ownerships’ decision to enter into the JDA. The decision represented a significantly different plan as new ownership agreed to assume losses related to claims with unknown years of exposure. In addition, the decision to enter into the JDA was being considered from the date of the acquisition and the ultimate decision was made during the allocation period.

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

12.          Segment Data

The following table presents information about the Company by segment:

	General Safety & Preparedness	Fire Service	Electrical Safety	Corporate (1)	Eliminations (2)	Total
Three Months Ended September 30, 2006
Net sales—third parties	$93,624	$21,817	$21,336	$—	$—	$136,777
Net sales—intersegment	2,243	—	—	—	(2,243)	—
Income (loss) from operations	10,487	1,430	3,597	(2,068)	—	13,446

Three Months Ended September 29, 2007
Net sales—third parties	102,310	25,674	23,422	—	—	151,406
Net sales—intersegment	1,823	—	90	—	(1,913)	—
Income (loss) from operations	12,423	3,238	4,486	(3,377)	—	16,770

Nine Months Ended September 30, 2006
Net sales—third parties	277,531	68,073	58,807	—	—	404,411
Net sales—intersegment	7,146	—	—	—	(7,146)	—
Income (loss) from operations	33,220	6,118	12,745	(6,287)	—	45,796

Nine Months Ended September 29, 2007
Net sales—third parties	307,918	75,213	72,832	—	—	455,963
Net sales—intersegment	6,508	—	305	—	(6,813)	—
Income (loss) from operations	40,181	9,612	15,190	(8,311)	—	56,672

(1)   Corporate expenses include general and administrative expenses such as administrative, finance, human resources and legal, which are not directly associated with one of the reporting segments. In addition, the interest expense associated with the 11¾% senior pay in kind notes due 2012 is included within corporate expenses.

(2)          The eliminations column includes the elimination of intersegment net sales among the three reporting segments.

13.          Subsidiary Guarantors

Safety Products Holdings, Inc. (“Safety Products”) and NSP Holdings Capital Corp. (“NSP Capital”) are co-issuers of the 11¾% senior pay in kind notes due 2012. Both Safety Products and NSP Capital have no independent assets or operations. NSP Capital is a 100% owned finance subsidiary of Safety Products. The 11¾% senior pay in kind notes due 2012 are not guaranteed by any subsidiary of the Company. The terms of the senior credit facility significantly restrict Norcross from paying dividends and otherwise transferring assets to the Company. Further, the terms of the indenture governing its 9⅞% senior subordinated notes due 2011 significantly restrict Norcross and the Company’s other subsidiaries from paying dividends and otherwise transferring assets to the Company, except for ordinary course operating expenses.

14.    Comprehensive Income

Total comprehensive income (which includes the impact of foreign currency translation) was $0 and $13,536 for the three months ended September 30, 2006 and September 29, 2007, respectively. Total comprehensive income was $14,096 and $29,166 for the nine months ended September 30, 2006 and September 29, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. We sell our products under trusted, long-standing and well-recognized brand names, including North, KCL, Fibre-Metal, NEOS, Morning Pride, Ranger, Servus, Pro-Warrington, American Firewear, Salisbury and SafetyLine. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, turnout gear and linemen equipment.

We classify our diverse product offerings into three reporting segments:

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

Fire Service. We manufacture and market one of the broadest lines of personal protection equipment for the fire service market, offering firefighters head-to-toe protection. Our products include turnout gear, fireboots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus, Pro-Warrington and American Firewear. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors.

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

Gross Profit

We calculate gross profit as the difference between our net sales and cost of goods sold. We do not include certain purchasing and distribution costs as a component of cost of goods sold. As a result, our gross profit may not be comparable to other entities who may present all of purchasing and distribution costs as a component of cost of goods sold.

Expense Classifications

We include the following in each of the major expense categories:

Cost of Goods Sold. Primarily includes all direct and indirect costs related to our products including the following: raw materials, direct and indirect labor, including related benefits, overhead costs, inbound freight charges, receiving costs, inspection costs, purchasing costs, other internal transfer costs and cost of resale products.

Selling. Primarily includes all payroll and related benefits associated with sales and marketing employees, internal and external sales commission payments, marketing costs, advertising expenses and other miscellaneous selling expenses.

Distribution. Primarily includes all direct and indirect labor associated with distribution and related benefits, warehousing and freight-out costs and other miscellaneous distribution expenses.

General and Administrative. Primarily includes the following: finance and accounting, certain purchasing costs, information systems, human resources, legal, corporate overhead expenses and other miscellaneous administrative expenses.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three and nine months ended September 30, 2006 and the three and nine months ended September 29, 2007 and have been derived from the unaudited statements of operations.

	Three months ended		Nine months ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
	(dollars in thousands)
Net sales:
General Safety & Preparedness	$93,624	$102,310	$277,531	$307,918
Fire Service	21,817	25,674	68,073	75,213
Electrical Safety	21,336	23,422	58,807	72,832
Total net sales	136,777	151,406	404,411	455,963
Cost of goods sold	87,161	93,161	250,420	278,249
Gross profit	49,616	58,245	153,991	177,714
Operating expenses	36,170	41,475	108,195	121,042
Income from operations:
General Safety & Preparedness	10,487	12,423	33,220	40,181
Fire Service	1,430	3,238	6,118	9,612
Electrical Safety	3,597	4,486	12,745	15,190
Corporate	(2,068)	(3,377)	(6,287)	(8,311)
Total income from operations	13,446	16,770	45,796	56,672
Other expense (income):
Interest expense	12,050	12,510	34,690	37,089
Interest income	(105)	(445)	(419)	(898)
Other, net	(85)	115	(610)	514
Income from continuing operations before income taxes and minority interest	1,586	4,590	12,135	19,967
Income tax expense	663	66	4,134	6,444
Minority interest	8	10	23	24
Income from continuing operations	915	4,514	7,978	13,499
Loss (income) from discontinued operations, net of income tax	26	—	(67)	2,813
Net income	$889	$4,514	$8,045	$10,686

	Three months ended		Nine months ended
	September 30, 2006	September 29, 2007	September 30, 2006	September 29, 2007
	(as a percentage of net sales)
Net sales:
General Safety & Preparedness	68.5%	67.6%	68.6%	67.5%
Fire Service	16.0%	17.0%	16.8%	16.5%
Electrical Safety	15.5%	15.4%	14.6%	16.0%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.7%	61.5%	61.9%	61.0%
Gross profit	36.3%	38.5%	38.1%	39.0%
Operating expenses	26.5%	27.4%	26.8%	26.6%
Income from operations:
General Safety & Preparedness	7.7%	8.2%	8.2%	8.8%
Fire Service	1.0%	2.1%	1.5%	2.1%
Electrical Safety	2.6%	3.0%	3.2%	3.3%
Corporate	(1.5)%	(2.2)%	(1.6)%	(1.8)%
Total income from operations	9.8%	11.1%	11.3%	12.4%
Other expense (income):
Interest expense	8.8%	8.3%	8.6%	8.1%
Interest income	(0.1)%	(0.3)%	(0.1)%	(0.2)%
Other, net	(0.0)%	0.1%	(0.2)%	0.1%
Income from continuing operations before income taxes and minority interest	1.1%	3.0%	3.0%	4.4%
Income tax expense	0.5%	0.0%	1.0%	1.5%
Minority interest	0.0%	0.0%	0.0%	0.0%
Income from continuing operations	0.6%	3.0%	2.0%	2.9%
Loss (income) from discontinued operations, net of income tax	0.0%	0.0%	(0.0)%	0.6%
Net income	0.6%	3.0%	2.0%	2.3%

Three Months Ended September 29, 2007 as Compared to Three Months Ended September 30, 2006

Net sales. Net sales increased by $14.6 million, or 10.7%, from $136.8 million for the three months ended September 30, 2006 to $151.4 million for the three months ended September 29, 2007. In our general safety and preparedness segment, net sales increased by $8.7 million, or 9.3%, from $93.6 million for the three months ended September 30, 2006 to $102.3 million for the three months ended September 29, 2007. The increase reflects a combination of the following: combined organic growth in our international operations of $2.7 million, favorable exchange rates, which had an impact of $3.5 million and overall organic growth in our North American non-government business of $3.6 million, partially offset by a decrease in government contract shipments of $1.1 million. In our fire service segment, net sales increased by $3.9 million, or 17.7%, from $21.8 million for the three months ended September 30, 2006 to $25.7 million for the three months ended September 29, 2007, due in part to a more normalized pattern of fire act grants when compared to 2006. In addition, the issuance of the new National Fire Protection Association (“NFPA”) standard is creating increase demand for our patented products. In our electrical safety segment, net sales increased by $2.0 million, or 9.8%, from $21.4 million for the three months ended September 30, 2006 to $23.4 million for the three months ended September 29, 2007, primarily driven by strong market demand and new product penetration.

Gross profit. Gross profit increased by $8.6 million, or 17.4%, from $49.6 million for the three months ended September 30, 2006 to $58.2 million for the three months ended September 29, 2007, primarily due to the $14.6 million, or 10.7%, increase in net sales. Our gross profit margin increased from 36.3% for the three months ended September 30, 2006 to 38.5% for the three months ended September 29, 2007. In our general safety and preparedness segment, gross profit increased by $4.9 million, or 13.5%, from $36.0 million for the three months ended September 30, 2006 to $40.9 million for the three months ended September 29, 2007. This increase was primarily due to the overall net sales increase of $8.7 million, or 9.3%, and improved margin performance. In our fire service segment, gross profit increased by $2.5 million, or 45.5%, from $5.7 million for the three months ended September 30, 2006 to $8.2 million for the three months ended September 29, 2007, primarily due to the increase in net sales of $3.9 million, or 17.7%, and favorable margin realization. In our electrical safety segment, gross profit increased by $1.2 million, or 15.2%, from $7.9 million for the three months ended September 30, 2006 to $9.1 million for the three months ended September 29, 2007, primarily due to the increase in net sales of $2.0 million, or 9.8%, and the favorable impact of $0.3 million of lower inventory purchase accounting adjustments in the three months ended September 29, 2007 relative to the three months ended September 30, 2006.

Operating expenses. Operating expenses increased by $5.2 million, or 14.7%, from $36.3 million for the three months ended September 30, 2006 to $41.5 million for the three months ended September 29, 2007. In our general safety and preparedness segment, operating expenses increased by $2.9 million, or 11.4%, from $25.5 million for the three months ended September 30, 2006 to $28.4 million for the three months ended September 29, 2007, driven by increased variable selling and distribution expenses associated with the $8.7 million, or 9.3%, increase in net sales and higher payroll expenses. In our fire service segment, operating expenses increased by $0.7 million, or 18.1%, from $4.3 million for the three months ended September 30, 2006 to $5.0 million for the three months ended September 29, 2007, primarily due to increased variable selling and distribution expenses related to the $3.9 million, or 17.7%, increase in net sales and higher administrative expenses. In our electrical safety segment, operating expenses increased by $0.4 million, or 7.3%, from $4.3 million for the three months ended September 30, 2006 to $4.7 million for the three months ended September 29, 2007, primarily due to incremental administrative expenses. Corporate expenses for the three months ended September 30, 2006 consisted of $1.9 million of general and administrative expenses and $0.3 million of management incentive compensation expense. Corporate expenses for the three months ended September 29, 2007 consisted of $2.9 million of general and administrative expenses and $0.5 million of management incentive compensation expense. The increase in corporate general and administrative expenses of $1.0 million was primarily due to higher payroll, administrative expenses and professional fees. The increase in professional fees was partially due to $0.7 million of fees associated with the engagement of a supply-chain improvement consulting firm.

Income from operations. Income from operations increased by $3.3 million, or 24.7%, from $13.5 million for the three months ended September 30, 2006 to $16.8 million for the three months ended September 29, 2007. In our general safety and preparedness segment, income from operations increased by $1.9 million, or 18.5%, from $10.5 million for the three months ended September 30, 2006 to $12.4 million for the three months ended September 29, 2007. In our fire service segment, income from operations increased by $1.8 million, or 126.4%, from $1.4 million for the three months ended September 30, 2006 to $3.2 million for the three months ended September 29, 2007. In our electrical safety segment, income from operations increased by $0.8 million, or 24.7%, from $3.7 million for the three months ended September 30, 2006 to $4.5 million for the three months ended September 29, 2007. Corporate expenses for the three months ended September 30, 2006 consisted of $1.9 million of general and administrative expenses and $0.3 million of management incentive compensation expense. Corporate expenses for the three months ended September 29, 2007 consisted of $2.9 million of general and administrative expenses and $0.5 million of management incentive compensation expense. These segment variances were the result of the reasons discussed above.

Included in income from operations for the three months ended September 30, 2006 and September 29, 2007 were depreciation and amortization expenses of $6.6 million and $6.5 million, respectively. Of these amounts, $4.0 million, $1.2 million, and $1.4 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the three months ended September 30, 2006 and $4.1 million, $1.1 million, and $1.3 million were attributable to these segments for the three months ended September 29, 2007.

Interest expense. Interest expense increased by $0.4 million, or 3.8%, from $12.1 million for the three months ended September 30, 2006 to $12.5 million for the three months ended September 29, 2007, primarily due to higher non-cash interest charges associated with the senior pay in kind notes. Included in interest expense were non-cash interest charges associated with the senior pay in kind notes of $4.3 million and $4.8 million for the three months ended September 30, 2006 and September 29, 2007, respectively.

Other, net. Other, net increased by $0.2 million from $(0.1) million for the three months ended September 30, 2006 to $0.1 million for the three months ended September 29, 2007.

Income tax expense. Income tax expense decreased by $0.6 million, from $0.7 million for the three months ended September 30, 2006 to $0.1 million for the three months ended September 29, 2007, as the benefit from a reduction in the German statutory tax rate was partially offset by higher income taxes associated with improved operating performance.

Net income. Net income increased by $3.6 million, from $0.9 million for the three months ended September 30, 2006 to $4.5 million for the three months ended September 29, 2007 as a result of the reasons discussed above.

Nine Months Ended September 29, 2007 as Compared to Nine Months Ended September 30, 2006

Net sales. Net sales increased by $51.6 million, or 12.7%, from $404.4 million for the nine months ended September 30, 2006 to $456.0 million for the nine months ended September 29, 2007. In our general safety and preparedness segment, net sales increased by $30.4 million, or 10.9%, from $277.5 million for the nine months ended September 30, 2006 to $307.9 million for the nine months ended September 29, 2007. The increase reflects a combination of the following: combined organic growth in our international operations of $9.2 million, favorable exchange rates, which had an impact of $7.9 million, and overall organic growth in our North American non-government business of $17.7 million, which offset a decrease in government contract shipments of $4.4 million. In our fire service segment, net sales increased by $7.1 million, or 10.5%, from $68.1 million for the nine months ended September 30, 2006 to $75.2 million for the nine months ended September 29, 2007, due in part to a more normalized pattern of fire act grants when compared to 2006. In addition, the issuance of the new NFPA standard is creating increase demand for our patented products. In our electrical safety segment, net sales increased by $14.1 million, or 23.8%, from $58.7 million for the nine months ended September 30, 2006 to $72.8 million for the nine months ended September 29, 2007, primarily driven by strong market demand, new product penetration and incremental White Rubber net sales.

Gross profit. Gross profit increased by $23.7 million, or 15.4%, from $154.0 million for the nine months ended September 30, 2006 to $177.7 million for the nine months ended September 29, 2007, primarily due to the $51.6 million, or 12.7%, increase in net sales. Our gross profit margin was 39.0% for the nine months ended September 29, 2007 as compared to 38.1% for the nine months ended September 30, 2006. In our general safety and preparedness segment, gross profit increased by $15.4 million, or 14.0%, from $110.4 million for the nine months ended September 30, 2006 to $125.8 million for the nine months ended September 29, 2007. This increase was primarily due to the overall net sales increase of $30.4 million, or 10.9%, improved margin realization and the favorable impact of $0.8 million of lower inventory purchase accounting adjustments in the nine months ended September 29, 2007 relative to the nine months ended September 30, 2006. In our fire service segment, gross profit increased by $4.1 million, or 20.9%, from $19.9 million for the nine months ended September 30, 2006 to $24.0 million for the nine months ended September 29, 2007, primarily due to the increase in net sales of $7.1 million, or 10.5%, and favorable margin realization. In our electrical safety segment, gross profit increased by $4.2 million, or 17.5%, from $23.7 million for the nine months ended September 30, 2006 to $27.9 million for the nine months ended September 29, 2007, as result of the increase in net sales of $14.1 million, or 23.8%, and the favorable impact of $0.3 million of lower inventory purchase accounting adjustments in the three months ended September 29, 2007 relative to the three months ended September 30, 2006, partially offset by lower margin realization primarily due to White Rubber product line integration costs and the impact of product mix.

Operating expenses. Operating expenses increased by $12.8 million, or 11.9%, from $108.2 million for the nine months ended September 30, 2006 to $121.0 million for the nine months ended September 29, 2007. In our general safety and preparedness segment, operating expenses increased by $8.5 million, or 11.0%, from $77.1 million for the nine months ended September 30, 2006 to $85.6 million for the nine months ended September 29, 2007, driven by increased variable selling and distribution expenses associated with the $30.4 million, or 10.9%, increase in net sales, unfavorable exchange rates, which had an impact of $1.8 million, and higher payroll expenses. In our fire service segment, operating expenses increased by $0.6 million, or 4.8%, from $13.8 million for the nine months ended September 30, 2006 to $14.4 million for the nine months ended September 29, 2007, primarily due to increased variable selling and distribution expenses related to the $7.1 million, or 10.5%, increase in net sales and higher administrative expenses. In our electrical safety segment, operating expenses increased by $1.7 million, or 15.5%, from $11.0 million for the nine months ended September 30, 2006 to $12.7 million for the nine months ended September 29, 2007, due to increased variable selling and distribution expenses related to the $14.1 million, or 23.8%, increase in net sales, higher amortization expense of $0.3 million associated with intangible assets recorded as part of purchase accounting and incremental White Rubber operating expenses. Corporate expenses for the nine months ended September 30, 2006 consisted of $5.0 million of general and administrative expenses and $1.3 million of management incentive compensation expense. Corporate expenses for the nine months ended September 29, 2007 consisted of $7.1 million of general and administrative expenses and $1.2 million of management incentive compensation expense. The increase in corporate general and administrative expenses of $2.1 million was primarily due to higher payroll, administrative expenses and professional fees. The increase in professional fees was partially due to $0.7 million of fees associated with the engagement of a supply-chain improvement consulting firm.

Income from operations. Income from operations increased by $10.9 million, or 23.7%, from $45.8 million for the nine months ended September 30, 2006 to $56.7 million for the nine months ended September 29, 2007. In our general safety and preparedness segment, income from operations increased by $6.9 million, or 21.0%, from $33.3 million for the nine months ended September 30, 2006 to $40.2 million for the nine months ended September 29, 2007. In our fire service segment, income from operations increased by $3.5 million, or 57.1%, from $6.1 million for the nine months ended September 30, 2006 to $9.6 million for the nine months ended September 29, 2007. In our electrical safety segment, income from operations increased by $2.5 million, or 19.2%, from $12.7 million for the nine months ended September 30, 2006 to $15.2 million for the nine months ended September 29, 2007. Corporate expenses for the nine months ended September 30, 2006 consisted of $5.0 million of general and administrative expenses and $1.3 million of management incentive compensation expense. Corporate expenses for the nine months ended September 29, 2007 consisted of $7.1 million of general and administrative expenses and $1.2 million of management incentive compensation expense. These segment variances were the result of the reasons discussed above.

Included in income from operations for the nine months ended September 30, 2006 and September 29, 2007 were depreciation and amortization expenses of $18.5 million and $19.7 million, respectively. Of these amounts, $12.0 million, $3.4 million, and $3.1 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the nine months ended September 30, 2006 and $12.3 million, $3.5 million, and $3.9 million were attributable to these segments for the nine months ended September 29, 2007.

Interest expense. Interest expense increased by $2.4 million, or 6.9%, from $34.7 million for the nine months ended September 30, 2006 to $37.1 million for the nine months ended September 29, 2007, primarily due to higher outstanding debt balances related to the White Rubber Transaction and higher non-cash interest charges associated with the senior pay in kind notes. Included in interest expense were non-cash interest charges associated with the senior pay in kind notes of $12.4 million and $13.9 million for the three months ended September 30, 2006 and September 29, 2007, respectively.

Other, net. Other, net increased by $1.1 million from $(0.6) million for the nine months ended September 30, 2006 to $0.5 million for the nine months ended September 29, 2007, primarily due to unrealized foreign exchange rate losses.

Income tax expense. Income tax expense increased by $2.3 million, from $4.1 million for the nine months ended September 30, 2006 to $6.4 million for the nine months ended September 29, 2007, as higher income taxes associated with improved operating performance were partially offset by the benefit from a reduction in the German statutory tax rate.

Loss (income) from discontinued operations. Loss from discontinued operations for the nine months ended September 29, 2007 included a $3.0 million loss related to the sale of South Africa and $(0.2) million of income associated with South Africa discontinued operations. Income from discontinued operations for the nine months ended September 30, 2006 included $(0.1) million of income associated with South Africa discontinued operations.

Net income. Net income increased by $2.7 million, from $8.0 million for the nine months ended September 30, 2006 to $10.7 million for the nine months ended September 29, 2007 as a result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements. For the nine months ended September 29, 2007, net cash provided by operating activities was $23.0 million, as income from operations of $56.7 million was partially offset by an increase in accounts receivable due to higher net sales. For the nine months ended September 30, 2006, net cash provided by operating activities was $13.9 million, as income from operations of $45.8 million was partially offset by an increase in accounts receivables due to higher net sales and higher inventory in part due to pending plant consolidations.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $7.7 million for the nine months ended September 30, 2006 and $8.1 million for the nine months ended September 29, 2007. Investing activities for the nine months ended September 29, 2007 included $0.7 million of royalty payments made to the sellers of Arbin, $0.5 million for the purchase of Hungary and $3.2 million of cash proceeds from the sale of South Africa. For the nine months ended September 30, 2006, investing activities included $22.2 million for the acquisition of White Rubber, $4.5 million for the acquisition of American Firewear, $3.6 million for the acquisition of NEOS and $0.7 million of royalty payments made to the sellers of Muck Boot and Arbin. We received cash proceeds of $0.4 million and $0.1 million related to the sale of property, plant and equipment during the nine months ended September 29, 2007 and September 30, 2006, respectively.

As of September 29, 2007, we had working capital of $188.7 million and cash of $40.6 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Turnout gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the nine months ended September 29, 2007, net cash used in financing activities was $4.3 million, consisting of

$4.3 million of payments on long-term obligations (including an excess cash flow sweep payment of $2.3 million under the terms of our senior credit facility). For the nine months ended September 30, 2006, net cash provided by financing activities was $16.0 million, consisting of the following: proceeds from additional term borrowings of $15.0 million under the senior credit facility related to the White Rubber transaction, proceeds from borrowings under the revolving credit facility of $2.0 million, $1.4 million of payments on long-term obligations, $0.6 million of proceeds from the issuance of shares and $0.2 million of payments for deferred financing costs.

As of September 29, 2007, borrowings under the new senior credit facility bore interest at a weighted average rate of 7.3%. As of September 29, 2007, there was approximately $162.1 million of outstanding indebtedness under the senior credit facility and approximately $47.5 million of available borrowings under the revolving credit facility.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by our North Safety Products subsidiary. As of September 29, 2007, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 649 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional two lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 651 lawsuits represent approximately 8,451 (excluding spousal claims) plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Although the JDA expires on December 31, 2008, we expect to incur additional defense and settlement costs beyond this date. We will consider our alternatives for defending the claims as the JDA nears expiration and determine the appropriate course of action, which could include an extension of the JDA.

Based upon information provided to us by Invensys, we believe activity related to these lawsuits was as follows for the three months ended September 29, 2007:

	Plaintiffs	Cases
Beginning lawsuits as of January 1, 2007	8,746	644
New lawsuits	19	16
Settlements	—	—
Dismissals and other	(314)	(9)
Ending lawsuits as of September 29, 2007	8,451	651

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

Plaintiffs have asserted specific dollar claims in approximately 30% of the approximately 649 cases pending as of September 29, 2007 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 649 complaints maintained in our records, 459 do not specify the amount of damages sought, 25 generally allege damages in excess of $50,000, one alleges compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 103 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, two allege compensatory damages and punitive damages, each in excess of $50,000, 20 generally allege damages in excess of $15.0 million, one generally alleges damages of $23.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, four allege general damages of $18.0 million and punitive damages of $10.0 million, two allege general damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, one alleges punitive damages in excess of $50,000, one generally alleges damages in excess of $15,000, 12 generally allege damages in excess of $25,000, one alleges compensatory damages of $18.0 million and punitive damages of $10.0 million, one alleges punitive damages of $13.5 million and compensatory damages of $10.0 million, one alleges punitive damages of $13.0 million and compensatory damages of $10.0 million, eight allege compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each of $15,000 and two allege compensatory and punitive damages, each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional two monitored cases, and therefore we do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

Norcross recorded a $1.25 million reserve for respiratory claims during the year ended December 31, 2004. Norcross re-evaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1.25 million recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

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

As discussed above, we entered into the JDA effective July 1, 2006 and completed our evaluation of the reserve. After all information was obtained, we adjusted the reserve to $7.0 million as part of the purchase price allocation process during the permitted “allocation period”. As of September 29, 2007, the reserve balance was $6.8 million.

The final estimated amount recorded in purchase accounting related entirely to losses incurred before the July 2005 acquisition. Our final estimate of the probable loss for the respiratory contingency incorporated the new ownerships’ decision to enter into the JDA. The decision represented a significantly different plan as new ownership agreed to assume losses related to claims with unknown years of exposure. In addition, the decision to enter into the JDA was being considered from the date of the acquisition and the ultimate decision was made during the allocation period.

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

SAFETY PRODUCTS HOLDINGS, INC.

November 8, 2007	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 8, 2007	By:	/s/ DAVID F. MYERS, JR.
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