Form 10-K
period 2007-12-31
Safety Products Holdings, Inc.
filed 2008-03-14
CIK 1333290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

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
Yes ☒  No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

None of the Registrant’s units are held by non-affiliates of the Registrant.

As of March 13, 2008, Safety Products Holdings, Inc. had 11,023,384 common shares outstanding.

Documents Incorporated by Reference

None

PART I

ITEM 1.          BUSINESS

Company Overview

Safety Products Holdings, Inc. (the “Company”, “We” or “Safety Products”) is a leading designer, manufacturer and marketer of branded products in the fragmented personal protection equipment industry. We manufacture and market a full line of personal protection equipment for workers in the general safety and preparedness, fire service and electrical safety industries. Our broad product offering includes, among other things, respiratory protection, protective footwear, hand protection, eye, head and face protection, turnout gear for firefighters and linemen equipment for utility workers.

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

We are one of the largest participants in the personal protection equipment industry with approximately 3,100 employees in 30 primary facilities worldwide. We market and sell our products through three distinct sales forces dedicated to our three target markets. Our sales representatives work closely with third-party distributors, while simultaneously calling on end-users to generate “pull-through” demand for our products. We manufacture or assemble the majority of the products we sell. Approximately 82% of our net sales in 2007 were to customers in North America, with the remainder to customers primarily in Europe. We generated net sales of $462.3 million, $537.7 million and $608.9 million for the combined year ended December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

We classify our diverse product offerings into three primary operating segments:

General Safety and Preparedness. We offer a diverse portfolio of leading products for a wide variety of industries, including the manufacturing, agriculture, construction, food processing, pharmaceutical and automotive industries and the military, under the North, Ranger, Servus, KCL, Fibre-Metal and NEOS brand names. Our product offering is one of the broadest in the personal protection equipment industry and includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. We sell our general safety and preparedness products primarily through industrial distributors. Our general safety and preparedness segment generated net sales of $313.7 million, $370.9 million and $411.0 million for the combined year ended December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Fire Service. We manufacture and market one of the broadest lines of personal protection equipment for the fire service market, offering firefighters head-to-toe protection. Our products include turnout gear, fireboots, helmets, gloves and other accessories. We market our products under our Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus, Pro-Warrington and American Firewear. We are widely known for developing innovative equipment; for example, our turnout gear, which alone has more than 100 patented features, and our urban search and rescue products are certified by third-party testing labs as meeting all of the requirements of the National Fire Protection Agency (“NFPA”) and other regulatory bodies. We are the vendor of choice for many of the largest fire departments in North America. We sell our fire service products primarily through specialized fire service distributors. Our fire service segment generated net sales of $87.9 million, $87.9 million and $100.6 million for the combined year ended December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the electrical safety market under the Salisbury, Safety Line and Servus brands. Our products include linemen equipment, gloves, sleeves, footwear and arc flash protection. Our products either meet or exceed the applicable standards of the American National Standards Institute (“ANSI”), the American Society for Testing of Materials (“ASTM”) and the International Electrotechnical Commission (“IEC”). We sell our electrical safety products through specialized distributors, test labs, utilities and electrical contractors. Our electrical safety segment generated net sales of $60.6 million, $78.8 million and $97.3 million for the combined year ended December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

For income (loss) from continuing operations, interest expense, income tax expense (benefit), depreciation and amortization and purchase of property, plant and equipment for each of our segments for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007 and total assets for each of our segments as of December 31, 2006 and 2007, see Note 16 to our audited financial statements.

Acquisitions

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

In February 2006, we completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4.5 million in cash (including acquisition costs of $0.2 million and net of cash acquired of $0.2 million) and a $1.0 million subordinated seller note. In addition, the purchase price may be increased by $0.8 million over a four year period from the date of the acquisition based on American Firewear achieving certain financial and operating objectives. We financed the acquisition through cash on the balance sheet and the issuance of the $1.0 million subordinated seller note.

In June 2006, we completed the acquisition of all of the issued and outstanding capital stock of The White Rubber Corporation (“White Rubber”). The purchase price of $22.2 million (including acquisition costs of $0.6 million and gross of outstanding checks of $0.8 million) was financed through additional term borrowings under the senior credit facility and cash on the balance sheet.

In September 2006, we completed the acquisition of all of the issued and outstanding capital stock of The New England Overshoe Company, Inc. (“NEOS”). The purchase price consisted of $3.6 million in cash (including acquisition costs of $0.1 million and net of cash acquired) and a $0.8 million subordinated seller note. In addition, the purchase price may be increased over a five year period from the date of the acquisition based on NEOS achieving certain net sales targets. We financed the acquisition through cash on the balance sheet and the issuance of the $0.8 million subordinated seller note.

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

Industry Overview

The worldwide personal protection equipment industry, which we estimate to be over $20 billion in size, is highly fragmented with few market participants offering a broad line of products. Demand for personal protection equipment is relatively stable, as purchases of these products are generally non-discretionary due to their use in protecting workers from bodily harm in hazardous and life-threatening work environments and as a result of government and industry regulations mandating their use. Furthermore, many of our products have limited life spans due to normal course wear and tear or because they are one-time use products by design, which results in consistent replacement and recurring revenues for industry participants. Additionally, we sell products, such as our respiratory line, which has both a durable component, in this case the face-piece, and a disposable component, in this case the cartridge. Ordinary-course usage of the disposable component of our equipment creates recurring revenues.

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

Focus on Domestic Preparedness. In the aftermath of the terrorist attacks of September 11, 2001 and other incidences of terrorism worldwide, governments have significantly increased their focus and their spending on preparedness for conventional and nuclear, biological and chemical attacks. The U.S. government, for example, created a separate cabinet-level Department of Homeland Security and allocated significant funding to further its mission. The 2008 budget for the Department of Homeland Security is approximately $46.4 billion, including approximately $8.0 billion of funds allocated to the Federal Emergency Management Agency and Emergency Preparedness.

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

The following table sets forth the percentage of our net sales generated by each of our operating segments for the combined year ended December 31, 2005 and the years ended December 31, 2006 and 2007. The data have been derived from our audited consolidated financial statements.

	Combined Year ended December 31,	Year ended December 31,
Segment	2005	2006	2007
General Safety and Preparedness	67.9%	69.0%	67.5%
Fire Service	19.0%	16.3%	16.5%
Electrical Safety	13.1%	14.7%	16.0%

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

Fire Service. Our fire service products include turnout gear, fireboots, helmets, gloves and other accessories.

Turnout Gear. Turnout gear is protective clothing worn by firefighters that must meet the strict design specifications set by the NFPA, including resistance to heat and fire, chemicals, viruses and tears. All of our turnout gear meets or exceeds the NFPA’s or other regulatory body specifications. Turnout gear is made-to-order, with custom measurements for each firefighter. We sell turnout gear under the Morning Pride brand name, which has been in existence since 1921 and has high distributor and end-user loyalty. Morning Pride products are made with proprietary designs, are protected by more than 100 patents, and use state-of-the-art materials such as Kevlar™, W.L. Gore’s Crosstech™, PBI™, PBO™ and P-84™. Our sales force traditionally has been successful in creating demand for critical safety features for which we have a patent. Our unique, patented and field-tested features, such as dead air panels, liner inspection ports and heat channel knee technologies, combined with our awareness of end-users’ needs for function and comfort, differentiate our turnout gear from that of our competitors. These proprietary designs and specialized materials have allowed us to improve the performance of turnout gear products and have increased the growth rate of our sales of these products.

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

Helmets, Gloves and Other Accessories. Helmets, gloves and other firefighting accessories typically must meet the strict design specifications set by the NFPA or other regulatory bodies, including those noted above for turnout gear as well as impact resistance, force transmission dissipation and burst strength. Helmets are made using state-of-the-art specialized materials such as the Fyrglass fiberglass helmet shell, which offers improved strength while being lightweight. Unique features, such as bloodborne pathogen interface capable technologies, differentiate our products from those of our competitors. Over the last decade, we have been selected as the vendor of choice to supply helmets, gloves and other accessories to numerous major metropolitan fire departments in the U.S. Our 2006 acquisition of American Firewear significantly expanded our glove and hood product line offering.

Electrical Safety. Our electrical safety products include linemen equipment, gloves, sleeves, footwear and arc flash protection. We also provide electrical safety equipment for industrial applications.

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

Manufacturing Processes

The majority of our net sales are from products manufactured or assembled by us, with the remainder sourced from a variety of low-cost countries. The majority of our manufacturing occurs in North America, though many labor intensive or hand-fabricated products are assembled in China, Mexico and the Caribbean.

We manufacture our general safety and preparedness products using a variety of techniques. Respirators and cartridges are injection molded from silicone or plastics. Our protective footwear products serving the general safety and preparedness market are manufactured using a variety of methods, including hand-laid rubber, dipped neoprene latex, slush and injection molding. Other coated fabric gloves are manufactured with water-based latex polymers. We use automated glove knitters as well as hand-sewn and dipped processes in our work glove product offering. Head protection products are injection molded from high density polyethylene. A portion of eye and ear protection products are molded and assembled by us. First aid products are bought and packaged. Certain fall protection products are cut and sewn.

We manufacture turnout gear through a made-to-order process, as both pants and coats are constructed to meet an end-user’s individual specifications. Outer-shell and liner fabrics are cut, assembled with other components, including pockets, hardware, trim and lettering, and extensively inspected to ensure quality control. We have installed Gerber material cutters and a Gerber mover, which automates the handling of turnout gear materials. Every fire service product we sell meets or exceeds the standard of the NFPA or other regulatory bodies. Rubber fireboots are assembled by both hand-laid and automated dipping techniques.

We manufacture our electrical safety products using a variety of techniques. We manufacture our electrical insulating gloves and sleeves using a multiple layering process of natural rubber and synthetic polymers. These processes are relatively automated and operate in closely controlled environments. We manufacture utility linemen products, other than gloves, using injection, transfer or compression molding of natural rubber and synthetic polymers. The manufacturing processes utilize extensive in-line and post-manufacturing quality assurance because these products are designed to protect workers from hazardous and life-threatening environments.

Customers

The majority of our sales are to industrial, fire service and utility distributors. The balance of our products is sold directly to end-users and the U.S. government. None of our customers accounts for more than 10% of our net sales.

Our general safety and preparedness products are utilized in a variety of industries, including the manufacturing, agriculture, automotive, construction, food processing, pharmaceutical, construction, petrochemical, nuclear, fishing and biotechnology industries and the military. The primary end-users of our fire service products are professional fire departments and the primary end-users of our electrical safety products are utility companies.

Set forth below is a summary of our net sales by geographic region for the combined year-ended December 31, 2005 and the year ended December 31, 2006 and 2007:

	Combined Year Ended December 31,	Year ended December 31,
Region	2005	2006	2007

United States	67.7%	66.7%	65.9%
Canada	15.7	16.9	15.9
Europe	16.6	16.4	17.9
Other	—	—	0.3
Total	100.0%	100.0%	100.0%

For net sales by geographic region for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007 and total long-lived assets by geographic region as of December 31, 2006 and 2007, see Note 18 to our audited financial statements.

In general, we do not experience a significant backlog of customer orders. We do, however, have a backlog of orders from certain customers, such as the U.S. government, who tend to order products less frequently and in greater quantities, and our fire service customers, who tend to custom order products which require greater lead time. The timing of these orders results in some backlog variability. As of December 31, 2007, there was approximately $45.7 million of such backlog that management believed to be firm, as compared to $34.6 million of backlog as of December 31, 2006. The majority of this backlog will ship by the end of the first quarter of 2008.

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

General Safety and Preparedness. Sperian Protection; 3M; Mine Safety Appliances Company; Ansell Occupational Healthcare; LaCrosse Footwear, Inc.; Aearo Company; Pac-Kit Safety Equipment Co.; Jackson Products, Inc.; and Scott Technologies.

Fire Service. Sperian Protection; Mine Safety Appliances Company; Globe Manufacturing Company; Lion Apparel, Inc.; LaCrosse Footwear, Inc.; and E.D. Bullard Co., Inc.

Electrical Safety. Hubbell Inc.; Hastings Fiber Glass Products, Inc.; MacLean Fogg Co.; and The Oberon Company.

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

Distribution Channels

Our products are sold through three distinct distribution channels:

General Safety and Preparedness. We distribute our general safety and preparedness products primarily through specialized personal protection equipment and industrial distributors, as well as maintenance, repair and operations equipment distributors for whom personal protection equipment products are a core line of business. Vendor relationships with distributors tend to be non-exclusive. Our customer base includes national, regional and local distributors. Some of our key distributors include W.W. Grainger, Inc., Airgas, Inc., Thermo Fisher Scientific and Hagemeyer North America, Inc. In addition, selected footwear products are distributed through work-wear retailers. These retailers primarily serve farmers and agricultural workers. Our average relationship with our key general safety and preparedness customers is in excess of ten years.

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

Electrical Safety. The electrical safety segment primarily markets its products through specialized distributors, test labs, utilities and electrical contractors. Sales to utilities are typically made pursuant to one-year contracts, while sales to distributors are typically open-ended purchase contracts. As a result of the breadth of our product offering and our reputation for quality, the electrical safety segment has long-standing relationships with many large utilities, contractors and the premier utility distributors. Our average relationship with our largest ten electrical safety customers is in excess of ten years.

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

We were required by the South Carolina Department of Health and Environmental Control (“DHEC”) to conduct a RCRA Facility Investigation pursuant to the federal Resource Conservation and Recovery Act of 1976 (“RCRA”) at our glove manufacturing plant in Charleston, South Carolina. Based upon soil and groundwater assessment work conducted in connection with such investigation, we have proposed to DHEC that conditions of soil and groundwater contamination at the Charleston site be addressed through a “monitored natural attenuation” approach. DHEC required additional soil and groundwater investigation, which was concluded in 2007. We submitted a report and proposal to DHEC recommending that conditions of soil and groundwater contamination at the Charleston site continue to be addressed through a “monitored natural attenuation” approach. Invensys plc (“Invensys”), a successor to Siebe plc (“Siebe”), the former owner of North Safety Products L.L.C. (“North Safety Products”), has paid for the investigation and remediation at the site. We do not currently expect the liability associated with this matter to be material.

Our Clover, South Carolina facility has been the subject of the “corrective action” requirements of RCRA, including investigation and cleanup of areas of the Clover site where regulated wastes have historically been managed. Such investigation and cleanup has been conducted by (and at the sole expense of) Invensys, a successor to Siebe, the former owner of North Safety Products, pursuant to an Administrative Order from the United States Environmental Protective Agency (“EPA”) dated September 29, 1998. By letter dated September 16, 2005, the EPA confirmed that the investigation of all but one of the Areas of Concern had been satisfactorily completed. Invensys is conducting additional groundwater sampling in the area of the burn pit, which is located on property owned by Invensys, before a remediation alternative for the area is selected. EPA has required that North Safety Products obtain a deed restriction at the Clover facility, to restrict access to possible chromium-impacted soil beneath the concrete floor in the area of the form wash tank. With the obligations of the EPA Administrative Order nearly completed, the EPA letter notes that a State Consent Agreement will be required for the selection of the remediation alternative for the burn pit groundwater and for continued environmental monitoring of the facility. Completion of the investigation and any related cleanup is the contractual responsibility of Invensys and we do not currently expect to incur material liability in connection with this matter. In the unlikely event that Invensys does not continue to fulfill its contractual obligations, we could incur costs in connection with this matter. We do not currently expect such costs to be material.

We have been named as a potentially responsible party under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with regard to waste disposal in the 1980s at the Seaboard Chemical Corporation site in Jamestown, North Carolina. Wastes sent by North Safety Products, now part of the Company, to the Seaboard Chemical Corporation site are believed to comprise less than 1% of the total volume of all wastes sent to the site. Invensys has paid for costs associated with this matter. Because liability under CERCLA is strict (i.e., without regard to the lawfulness of the disposal) and retroactive, and under some circumstances joint and several, we may incur liability with respect to other historical disposal locations in the future. We do not currently expect our share of the liability, if any, for the Seaboard site or for other such sites to be material.

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

Employees

As of December 31, 2007, we had 3,055 full-time employees throughout the world. The following sets forth the number of employees by operating segment:

Operating Segment	Number of Employees
General Safety and Preparedness	2,192
Fire Service	504
Electrical Safety	351
Corporate	8
Total	3,055

Approximately 624 of our 2,615 North American employees are represented by various unions, and the majority of our 440 non-North American employees are represented by unions. We believe we have maintained good relationships with our unionized employees and we have not experienced any material disruptions in operations on account of our employees in the past five years.

Available Information

Through our Internet website www.nspusa.com, we provide a link to the SEC Internet website that makes available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

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

Our international operations are subject to various political, economic and other uncertainties which could adversely effect our business. A significant reduction of our international business due to any of these risks would adversely affect our revenues. In 2007, approximately 34.1% of our net sales were outside the U.S. These risks include:

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

We have in the past and may in the future restructure some of our operations, including our recently acquired subsidiaries. In such circumstances, we may take actions that would result in a charge related to discontinued operations, thereby reducing our earnings. These restructurings have or may be undertaken to realign our subsidiaries, eliminate duplicative functions, rationalize our operating facilities and products, and reduce our staff. In conjunction with the Fibre-Metal Transaction, we recorded an accrual of $1.7 million, comprised of $1.4 million in severance costs and $0.3 million in facility closure and other exit costs. In conjunction with the White Transaction, we recorded an accrual of $1.0 million in severance costs. We carry a very significant amount of goodwill and intangible assets and SFAS No. 142, Goodwill and Other Intangible Assets, requires us to perform an annual assessment for possible impairment. As of December 31, 2007, we had goodwill and other intangible assets of approximately $439.6 million.

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

We have a significant amount of indebtedness. As of December 31, 2007, we had outstanding long-term indebtedness of $489.3 million (excluding original issue premium) and shareholders’ equity of $163.3 million. This amount of debt is substantial and could:

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

•                          place us at a competitive disadvantage compared to our less leveraged competitors; or

•                          increase our vulnerability to both general and industry-specific adverse economic conditions; and

•                          limit, among other things, our ability to borrow additional funds.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We conduct our operations through 30 primary facilities, eight of which are owned as of December 31, 2007. We believe we have sufficient capacity in the majority of our facilities to support the projected growth in our business for the next five years.

We manufacture respiratory, head and face and hearing products in Cranston, Rhode Island. In this facility, we have implemented lean manufacturing process improvements and continue to invest in automated equipment. The Cranston facility also serves as a distribution center for the general safety and preparedness segment in the U.S.

We manufacture fireboots and other protective footwear in our Rock Island, Illinois and Nashua, New Hampshire facilities. Our 110,000 square foot distribution center for protective footwear products is located in Davenport, Iowa, approximately five miles from the Rock Island, Illinois manufacturing plants, facilitating timely delivery of customer orders.

We perform injection molding and assemble our first aid and various other products at our Mexicali, Mexico facility, utilizing lower cost labor. Products manufactured in Mexicali are distributed through our Reno, Nevada warehouse and our Cranston, Rhode Island distribution facility.

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

In our Middelburg, Holland facility, we manufacture fall, eye and head and face protection products.

In Eichenzell, Germany, we manufacture and distribute a variety of liquid-proof and cut-resistant gloves in an owned facility.

We manufacture turnout gear in a leased facility in Dayton, Ohio. We have installed Gerber material cutters and a sophisticated Gerber mover, which automated the handling of turnout gear materials and improved the productivity of the division. In addition, we manufacture gloves and other accessories in our Ohatchee, Alabama facility.

Linemen gloves and sleeves are manufactured at two plants in Charleston, South Carolina. In addition, linemen sleeves are currently manufactured in our Addison, Illinois facility. We are in the process of closing the Addison, Illinois facility and moving manufacturing to existing facilities. Other products serving the electrical safety market, including linemen equipment, are manufactured at our Chicago, Illinois facility.

Due to the nature of product use, quality systems are of paramount importance. The vast majority of our U.S. plants are, or will become shortly, certified to the ISO 9000:2000 standard.

The following table sets forth a list of our primary facilities:

Facility	Products	Locations	Approx. Sq. Ft.	Owned/ Leased
General Safety and Preparedness:
Offices and manufacturing facility	Footwear(1)	Rock Island, IL	319,000	Leased
Offices, manufacturing facility and warehouse	Various	Cranston, RI	240,000	Leased
Offices, manufacturing facility and warehouse	Various	Montreal, Canada	128,000	Leased
Warehouse	Footwear	Davenport, IA	110,000	Leased
Offices, manufacturing facility and warehouse	Hand Protection	Eichenzell, Germany	108,000	Owned
Offices, manufacturing facility and warehouse	Various	Middelburg, Holland	86,000	Leased
Warehouse	Footwear	Rock Island, IL	80,000	Leased
Manufacturing facility	Hand Protection	Clover, SC	63,000	Owned
Manufacturing facility and warehouse	Various	Mexicali, Mexico	57,000	Leased
Manufacturing facility	Hand Protection	Maiden, NC	51,000	Leased
Manufacturing facility	Footwear	Rock Island, IL	45,000	Leased
Manufacturing facility	Footwear	Nashua, NH	38,000	Leased
Offices and warehouse	Various	Edmonton, Canada	37,000	Leased
Offices, manufacturing facility and warehouse	Hearing, Head Protection	Rawdon, Canada	33,000	Owned
Manufacturing facility(2)	Respiratory	Venlo, Holland	30,000	Leased
Warehouse	Various	Houston, TX	28,000	Leased
Offices, manufacturing facility and warehouse	Fall Production	Etobicoke, Canada	28,000	Leased
Warehouse	Various	Reno, NV	24,000	Leased
Offices, manufacturing facility and warehouse	Hand Protection	Ostrava, Czech Republic	20,000	Owned
Offices, manufacturing facility and warehouse	Hand Protection	Budapest, Hungary	20,000	Owned
Fire Service:
Offices, manufacturing facility, laboratory and warehouse	Various	Dayton, OH	88,000	Leased
Manufacturing facility and warehouse	Various	Ohatchee, AL	36,000	Leased
Warehouse	Various	Dayton, OH	26,000	Leased
Electrical Safety:
Offices, manufacturing facility and warehouse	Linemen Gloves	Charleston, SC	105,000	Owned
Manufacturing facility	Linemen Equipment	Chicago, IL	79,000	Owned
Offices, manufacturing facility and warehouse	Linemen Equipment	Skokie, IL	44,000	Leased
Manufacturing facility	Linemen Sleeves	North Charleston, SC	43,000	Owned
Manufacturing facility(2)	Linemen Sleeves	Addison, IL	26,000	Leased
Warehouse	Linemen Gloves	Charleston, SC	24,000	Leased
Other:
Executive Suite	Not Applicable	Oak Brook, IL	6,100	Leased

(1)          Also produces fireboots for the fire service segment and dielectric footwear for the electrical safety segment.

(2)          In process of transferring operations to other existing facilities.

ITEM 3.          LEGAL PROCEEDINGS

We are subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by our North Safety Products subsidiary. As of December 31, 2007, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 629 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional two lawsuits in which we feel that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants. Collectively, these 631 lawsuits represent approximately 8,396 (excluding spousal claims) plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury from exposure to other particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed and/or manufactured. The defendants in these lawsuits are often numerous, and include, in addition to respirator manufacturers, employers of the plaintiffs and manufacturers of sand (used in sand blasting) and asbestos. We acquired our North Safety Products subsidiary on October 2, 1998 from Siebe plc. In connection with the acquisition, Siebe, which was subsequently merged with BTR plc (now known as “Invensys plc”), contractually agreed to indemnify us for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to our acquisition of North Safety Products in October 1998.

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

Despite these indemnification arrangements, we could potentially be liable for losses or claims relating to products manufactured prior to the October 1998 acquisition date if Invensys fails to meet its obligations to indemnify us and we could potentially be liable for losses and claims relating to products sold prior to January 10, 1983 if both Invensys and Norton Company fail to meet their obligations to indemnify us. We could also be liable if the alleged exposure involved the use of a product manufactured by us after our October 1998 acquisition of the North Safety Products business.

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

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the periods indicated:

	2005		2006		2007
	Plaintiffs	Cases	Plaintiffs	Cases	Plaintiffs	Cases
Beginning lawsuits	25,944	858	18,459	1,148	8,746	644
New lawsuits	2,226	587	653	498	38	35
Settlements	24	(32)	(5)	(5)	(6)	(2)
Dismissals and other	(9,735)	(265)	(10,361)	(997)	(382)	(46)
Ending lawsuits	18,459	1,148	8,746	644	8,396	631

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

Plaintiffs have asserted specific dollar claims in approximately 30% of the approximately 629 cases pending as of December 31, 2007 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 629 complaints maintained in our records, 439 do not specify the amount of damages sought, 25 generally allege damages in excess of $50,000, one alleges compensatory damages in excess of $50,000 and an unspecified amount of punitive damages, 103 allege compensatory damages and punitive damages, each in excess of $25,000, two generally allege damages in excess of $100,000, two allege compensatory damages and punitive damages, each in excess of $50,000, 20 generally allege damages in excess of $15.0 million, one generally alleges damages of $23.0 million, one alleges compensatory damages and punitive damages, each in excess of $10,000, four allege general damages of $18.0 million and punitive damages of $10.0 million, two allege general damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each in excess of $15,000, one alleges punitive damages in excess of $50,000, one generally alleges damages in excess of $15,000, 12 generally allege damages in excess of $25,000, one alleges compensatory damages of $18.0 million and punitive damages of $10.0 million, one alleges punitive damages of $13.5 million and compensatory damages of $10.0 million, one alleges punitive damages of $13.0 million and compensatory damages of $10.0 million, eight allege compensatory damages of $13.0 million and punitive damages of $10.0 million, one alleges compensatory and punitive damages, each of $15,000 and two allege compensatory and punitive damages, each in excess of $15.0 million. We currently do not have access to the complaints with respect to the previously mentioned additional two monitored cases, and therefore we do not know whether these cases allege specific damages, or if so, the amount of such damages, but are in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting us, we do not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of our potential liability.

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

The Predecessor recorded a $1.25 million reserve for respiratory claims during the year ended December 31, 2004. The Predecessor re-evaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1.25 million recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

In the July 2005 acquisition purchase accounting (as first reported in the Form 10-Q for the third quarter of 2005), we carried forward the $1.25 million liability for this pre-acquisition contingency. Although management concluded that it was likely their estimate of this pre-acquisition contingent liability would be increased during the purchase accounting allocation period as the new ownership finalized their strategy for addressing the liability and gathered information (primarily related to case information and the working relationship among the prior owners of North Safety Products), it was unlikely the amount would be lower than the $1.25 million. Thus, the $1.25 million amount represented the low end of a probable loss range, subject to further adjustment during the allocation period.

In December 2005, we began negotiations with the former owners of the North Safety Products business to enter into the JDA. We determined that the liability should be increased to $5.0 million as of December 31, 2005 as part of the purchase price allocation process. The $5.0 million reserve as of December 31, 2005 represented management’s best estimate of the liability based on the current status of negotiations. As of December 31, 2005, the estimate was still preliminary as we were awaiting finalization of the JDA negotiation process.

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

In the fourth quarter 2007, we re-evaluated the reserve based on the favorable impact of the new rules and the significant decline in new and existing claims (as discussed above) using a five-year projection of claims and related defense cost approach and concluded that the best estimate of the probable loss for the respiratory contingency was $5.0 million. The reserve was reduced by $1.8 million through a credit to operating expenses. As of December 31, 2007, the reserve balance is $5.0 million.

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

In connection with an ongoing dispute, one of our competitors has filed a complaint against us alleging that we have made a series of misrepresentations concerning this competitor and its products. The complaint seeks a retraction of all statements alleged to have been made by us and unspecified damages, including legal fess. A bench trail on the issue of liability was held in February 2006 and the matter is now awaiting ruling by the court. We intend to vigorously defend against these claims.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our units. As of December 31, 2007, there were 14 holders of record of our units.

There were no sales made of the Company’s equity securities during the fourth quarter.

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

ITEM 6.                             SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. In the following table, Safety Products, following the Norcross Transaction, is referred to as the “Successor” and NSP Holdings, prior to the Norcross Transaction, is referred to as the “Predecessor.” The historical financial data for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007 have been derived from our historical audited consolidated financial statements included elsewhere in this Form 10-K. The historical financial data for the two years ended December 31, 2004 have been derived from our historical consolidated financial statements, which are not included in this Form 10-K.

	Predecessor			Successor
	Year ended December 31,		January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year ended December 31,
	2003	2004	2005	2005	2006	2007
	(dollars in thousands)
Statement of Operations Data:
Net sales	$358,299	$421,477	$260,832	$201,439	$537,675	$608,897
Cost of goods sold	231,274	269,720	163,691	133,910	336,633	375,924
Gross profit	127,025	151,757	97,141	67,529	201,042	232,973
Operating expenses:
Selling	34,062	38,535	24,469	18,405	49,974	55,250
Distribution	18,008	21,597	14,036	10,930	31,589	37,080
General and administrative	33,215	40,654	40,653	19,417	46,505	55,068
Amortization of intangibles	2,583	517	329	7,216	11,508	11,485
Seller transaction expenses	—	—	4,646	—	—	—
Strategic alternatives	—	616	—	—	—	—
Restructuring and merger-related charges	—	—	—	—	1,539	3,696
Total operating expenses	87,868	101,919	84,133	55,968	141,115	162,579
Income from operations	39,157	49,838	13,008	11,561	59,927	70,394
Other expense (income):
Interest expense	33,447	35,958	24,583	17,644	46,857	49,624
Interest income	(72)	(160)	(872)	(132)	(605)	(1,549)
Other, net	(916)	1,771	748	(48)	(1,132)	639
Income (loss) from continuing operations before income taxes and minority interest	6,698	12,269	(11,451)	(5,903)	14,807	21,680
Income tax expense (benefit)	1,843	3,140	3,445	(1,052)	6,140	6,064
Minority interest	(3)	25	13	(2)	23	22
Income (loss) from continuing operations	4,858	9,104	(14,909)	(4,849)	8,644	15,594
(Income) loss from discontinued operations, net of income tax	(1,062)	(1,537)	(446)	(83)	(220)	2,813
Net income (loss)	5,920	$10,641	$(14,463)	$(4,766)	$8,864	$12,781
Preferred unit dividends	12,973
Net loss attributable to common unitholders	$(7,053)

Other Financial Data and Ratios:
Depreciation and amortization(1)	$12,749	$12,371	$6,506	$12,361	$25,835	$26,598
Capital expenditures	7,432	6,423	4,250	5,037	11,573	12,023
Net cash provided by operating activities	22,696	29,911	19,564	26,691	35,005	57,227
Net cash used in investing activities	(25,611)	(6,378)	(4,903)	(278,762)	(42,818)	(9,768)
Net cash provided by (used in) financing activities	13,753	(8,621)	20,622	264,475	13,686	(4,713)

Balance Sheet Data (at period end):
Cash and cash equivalents	$16,341	$35,731		$20,819	$26,796	$70,811
Working capital(2)	103,804	120,526		131,791	146,832	188,133
Total assets	362,718	389,191		693,656	744,082	789,650
Long-term obligations	258,248	253,566		443,239	474,960	488,713
Mandatorily redeemable preferred units	120,817	134,310		—	—	—
Total members’ deficit/shareholders’ equity	(89,241)	(75,097)		106,891	126,886	163,305

(1)             Depreciation includes depreciation expense of $59, $74, $49, $45, $122 and $71 for the years ended December 31, 2003 and 2004, the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively, related to discontinued operations.

(2)             Working capital is defined as current assets less current liabilities.

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

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the utility market under the Salisbury, Safety Line and Servus brands. Our products, including linemen equipment, gloves, sleeves, footwear and arc flash protection, are designed to protect workers from up to 36,000 volts of electricity. We distribute our electrical safety products through specialized distributors, test labs, utilities and electrical contractors.

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

In accordance with the accounting principles generally accepted in the United States (“GAAP”), our historical financial results for the Predecessor and the Successor are presented separately. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied to the Norcross Transaction. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. There have been no material changes to the operations or customer relationships of our business as a result of the Norcross Transaction.

In evaluating our results of operations and financial performance, our management has used combined results for the year ended December 31, 2005 as a single measurement period. Due to the Norcross Transaction, we believe that comparisons between the year ended December 31, 2006 and either the Predecessor’s results for the period from January 1, 2005 to July 19, 2005 or the Successor’s results for the period from July 20, 2005 to December 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance.

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

Acquisitions

We made four acquisitions during the three year period ended December 31, 2007. As a result, comparability of periods has been affected by these acquisitions.

In November 2005, we completed the acquisition of all of the issued and outstanding capital stock of Fibre-Metal. The purchase price of $68.7 million (including $0.7 million of acquisition costs) was financed through $65.0 million of additional term borrowings under the senior credit facility and cash on the balance sheet.

In February 2006, we completed the acquisition of all of the issued and outstanding capital stock of American Firewear. The purchase price consisted of $4.5 million in cash (including acquisition costs of $0.2 million and net of cash acquired of $0.2 million) and a $1.0 million subordinated seller note. In addition, the purchase price may be increased by $0.8 million over a four year period from the date of the acquisition based on American Firewear achieving certain financial and operating objectives. We financed the acquisition through cash on the balance sheet and the issuance of the $1.0 million subordinated seller note.

In June 2006, we completed the acquisition of all of the issued and outstanding capital stock of White Rubber. The purchase price of $22.2 million (including $0.6 million of acquisition costs and gross of outstanding checks of $0.8 million) was financed through $15.0 million of additional term borrowings under the senior credit facility and cash on the balance sheet.

In September 2006, we completed the acquisition of all of the issued and outstanding capital stock of NEOS. The purchase price consisted of $3.6 million in cash (including acquisition costs of $0.1 million and net of cash acquired) and a $0.8 million subordinated seller note. In addition, the purchase price may be increased over a five year period from the date of the acquisition based on NEOS achieving certain net sales targets. We financed the acquisition through cash on the balance sheet and the issuance of the $0.8 million subordinated seller note.

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

Restructuring Plans

In conjunction with the Fibre-Metal Transaction, we initiated and completed a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to our Cranston, Rhode Island and

Mexicali, Mexico facilities. In addition, we closed certain Fibre-Metal distribution centers and integrated Fibre-Metal distribution into our existing distribution facilities. We initiated this plan in order to increase profitability through the utilization of excess capacity at our existing plants and the movement of manufacturing to locations with favorable labor costs. As of the date of the Fibre-Metal Transaction, we recorded an accrual for costs associated with the plan of $1.7 million, comprised of $1.4 million in severance costs and $0.3 million in facility closure and other exit costs.

In conjunction with the White Rubber Transaction, we initiated and completed a restructuring plan to move certain production and distribution functions located in Ohio and Washington to our Charleston, South Carolina, Skokie, Illinois and Chicago, Illinois facilities. The Company initiated this plan in order to increase profitability by utilizing excess capacity and consolidating distribution functions. As of the date of the White Rubber Transaction, the Company recorded an accrual for severance costs associated with the plan of $1.0 million.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we performed a goodwill impairment test on the first day of the fourth quarter. We determined that SFAS No. 142 allowed us to carry forward the detailed determination of the fair value from the prior year due to the following: a) the assets and liabilities of each reporting unit had not changed significantly from prior year, b) the carrying amount of each reporting unit in the prior year significantly exceeded the fair value and c) the likelihood that the carrying value of each reporting unit this year would be less than the fair value was remote.

In determining the fair value for the prior year, we utilized the discounted cash flow (“DCF”) approach that estimates the projected future cash flows to be generated by each reporting unit (including an estimate of terminal cash flows), discounted to present value at our estimated cost of capital. An absolute 1% increase or decrease in cash flow projections would have produced an average 0.9% increase or 0.9% decrease, respectively, in the overall value of our reporting units. An absolute 1% increase or decrease in the terminal cash flow growth rate would have produced an average

9.8% increase or 7.6% decrease, respectively, in the overall value of our reporting units. An absolute 1% decrease or increase in the discount rate would have produced an average 12.7% increase or 9.9% decrease, respectively, in the overall value of our reporting units.

Based on the results of the first step of the annual goodwill impairment test, we determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, no goodwill impairment existed. As a result, the second step of the annual goodwill impairment test was not required to be completed. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill as of December 31, 2007. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis, if certain conditions exist.

We also performed an impairment test related to our indefinite life brand names on the first day of the fourth quarter using a relief from royalty method. This method is a specific discounted cash flow approach to analyze cash flows attributable to the brand names based on projected revenues associated with each brand name and an estimated royalty rate. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the trade name and that the inherent economic value of each trade name is directly related to the cash flows (royalties saved) in the future. We did not combine our brand names into a single “unit of accounting” with the exception of our footwear brands in our general safety and preparedness segment. An absolute 1% increase or decease, in the revenue base would produce an 1.0% increase or 1.0% decrease, respectively, across the portfolio of brand names. An 1% increase or decease, in the royalty rates would produce an 1.0% increase or 1.0% decrease, respectively, across the portfolio of brand names. An absolute 1% decrease or increase in the discount rate would produce an average 12.3% increase or 9.8% decrease, respectively, across the portfolio of brand names.

Based on the results of our annual indefinite life brand name impairment test, we determined that the fair value of each of the brand names exceeded their carrying amounts and, therefore, no impairment existed. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of its indefinite life brand names as of December 31, 2007. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. We will continue to perform an indefinite life brand name impairment test on an annual basis and on an interim basis, if certain conditions exist.

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

We determined the discount rate by matching the projected benefit payments from our pension plans with the Citigroup corporate pension discount rate index. The discount rate for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007 was 5.25%, 5.50%, 5.90% and 6.48%, respectively.

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

The rate of compensation increase represents the long-term assumption for expected increases to salaries. We froze our U.S. defined benefit plans with pay-related benefits as of December 31, 2006, and therefore assumptions related to the rate of compensation increase no longer impact our obligation.

Changes in these assumptions can result in different expense and liability amounts. The effects of the indicated increase and decrease in selected assumptions for our pension plans as of December 31, 2007 assuming no changes in benefit levels and no amortization of gains or losses, is shown below (in thousands):

	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense

Discount rate change:
Increase 100 basis points	$(7,236)	$(456)
Decrease 100 basis points	8,762	(138)

Expected rate of return change:
Increase 100 basis points	N/A	(552)
Decrease 100 basis points	N/A	552

Respiratory Liability. As of December 31, 2007, our North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 629 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. We are also monitoring an additional two lawsuits in which we believe that North Safety Products, its predecessors and /or the former owners of such businesses may be named as defendants.

We have recorded a $5.0 million reserve associated with the lawsuit as of December 31, 2007. This reserve will be re-evaluated periodically and additional charges or credits will be recorded to operating expenses as additional information becomes available. The calculation of the reserve involved several key assumptions including the following:

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

Other Contingencies. In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other operating expense during the period in which the actual loss or change in estimate occurred.

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

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007. The data for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007 have been derived from our audited consolidated financial statements. Although the Predecessor and Successor results are not comparable by definition in certain respects due to the Norcross Transaction and the resulting revaluation, the 2005 information is presented on a combined basis for comparative purposes. For the year ended December 31, 2005, the Predecessor (January 1, 2005 through July 19, 2005) and Successor (July 20, 2005 through December 31, 2005) results of operations are combined.

	Predecessor	Successor		Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Combined Year ended December 31,	Year ended December 31,
	2005	2005	2005	2006	2007
	(dollars in thousands)
Net sales:
General safety and preparedness	$175,572	$138,146	$313,718	$370,931	$410,962
Fire service	51,702	36,213	87,915	87,902	100,607
Electrical safety	33,558	27,080	60,638	78,842	97,328
Total net sales	260,832	201,439	462,271	537,675	608,897
Cost of goods sold	163,691	133,910	297,601	336,633	375,924
Gross profit	97,141	67,529	164,670	201,042	232,973
Operating expenses	84,133	55,968	140,101	141,115	162,579
Income from operations:
General safety and preparedness	19,361	7,511	26,872	45,702	51,691
Fire service	9,332	2,574	11,906	8,364	12,438
Electrical safety	8,442	4,352	12,794	14,853	18,042
Corporate	(24,127)	(2,876)	(27,003)	(8,992)	(11,777)
Total income from operations	13,008	11,561	24,569	59,927	70,394
Other expense (income):
Interest expense	24,583	17,644	42,227	46,857	49,624
Interest income	(872)	(132)	(1,004)	(605)	(1,549)
Other, net	748	(48)	700	(1,132)	639
(Loss) income from continuing operations before income taxes and minority interest	(11,451)	(5,903)	(17,354)	14,807	21,680
Income tax expense (benefit)	3,445	(1,052)	2,393	6,140	6,064
Minority interest	13	(2)	11	23	22
(Loss) income from continuing operations	(14,909)	(4,849)	(19,758)	8,644	15,594
(Income) loss from discontinued operations, net of income tax	(446)	(83)	(529)	(220)	2,813
Net (loss) income	$(14,463)	$(4,766)	$(19,229)	$8,864	$12,781

	Predecessor	Successor		Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Combined Year ended December 31,	Year ended December 31,
	2005	2005	2005	2006	2007
Net sales:
General safety and preparedness	67.3%	68.6%	67.9%	69.0%	67.5%
Fire service	19.8%	18.0%	19.0%	16.3%	16.5%
Electrical safety	12.9%	13.4%	13.1%	14.7%	16.0%
Total net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.8%	66.5%	64.4%	62.6%	61.7%
Gross profit	37.2%	33.5%	35.6%	37.4%	38.3%
Operating expenses	32.2%	27.7%	30.3%	26.2%	26.7%
Income from operations:
General safety and preparedness	7.4%	3.7%	5.8%	8.5%	8.5%
Fire service	3.6%	1.3%	2.6%	1.6%	2.0%
Electrical safety	3.2%	2.2%	2.8%	2.8%	3.0%
Corporate	(9.2)%	(1.4)%	(5.9)%	(1.7)%	(1.9)%
Total income from operations	5.0%	5.8%	5.3%	11.2%	11.6%
Other expense (income):
Interest expense	9.4%	8.8%	9.1%	8.7%	8.2%
Interest income	(0.3)%	(0.1)%	(0.2)%	(0.1)%	(0.3)%
Other, net	0.3%	(0.0)%	0.2%	(0.2)%	0.1%
(Loss) income from continuing operations before income taxes and minority interest	(4.4)%	(2.9)%	(3.8)%	2.8%	3.6%
Income tax expense (benefit)	1.3%	(0.5)%	0.5%	1.2%	1.0%
Minority interest	0.0%	(0.0)%	0.0%	0.0%	0.0%
(Loss) income from continuing operations	(5.7)%	(2.4)%	(4.3)%	1.6%	2.6%
(Income) loss from discontinued operations, net of income tax	(0.2)%	(0.0)%	(0.1)%	(0.0)%	0.5%
Net (loss) income	(5.5)%	(2.4)%	(4.2)%	1.6%	2.1%

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006

Net sales. Net sales increased by $71.2 million, or 13.2%, from $537.7 million in 2006 to $608.9 million in 2007. In our general safety and preparedness segment, net sales increased by $40.0 million, or 10.8%, from $371.0 million in 2006 to $411.0 million in 2007. The increase reflects a combination of the following: overall organic growth in our North American non-government business of $17.0 million, which offset a decrease in government contract shipments of $3.3 million, combined organic growth in our international operations of $11.9 million and favorable exchange rates, which had an impact of $14.4 million. In our fire service segment, net sales increased by $12.7 million, or 14.5%, from $87.9 million in 2006 to $100.6 million in 2007, due in part to a more normalized pattern of fire act grants when compared to 2006. In addition, the issuance of the new NFPA standard is creating increased demand for our patented products. In our electrical safety segment, net sales increased by $18.5 million, or 23.4%, from $78.8 million in 2006 to $97.3 million in 2007, primarily driven by strong market demand, new product penetration and incremental White Rubber net sales.

Gross profit. Gross profit increased by $32.0 million, or 15.9%, from $201.0 million in 2006 to $233.0 million in 2007, primarily due to the $71.2 million, or 13.2%, increase in net sales. Our gross profit margin of 38.3% in 2007 was favorable to our gross profit margin of 37.4% in 2006. In our general safety and preparedness segment, gross profit increased by $20.3 million, or 14.0%, from $144.5 million in 2006 to $164.8 million in 2007. This increase was primarily due to the overall net sales increase of $40.0 million, or 10.8%, improved margin realization and the favorable impact of $1.3 million of lower inventory purchase accounting adjustments and LIFO adjustments in 2007 relative to 2006. In our fire service segment, gross profit increased by $5.7 million, or 21.6%, from $26.3 million in 2006 to $32.0 million in 2007, primarily due to the increase in net sales of $12.7 million, or 14.5%, and favorable margin realization. In our electrical safety segment, gross profit increased by $6.0 million, or 19.9%, from $30.2 million in 2006 to $36.2 million in 2007, as result of the increase in net sales of $18.5 million, or 23.4%, and the favorable impact of $0.2 million of lower inventory purchase accounting adjustments and LIFO adjustments in 2007 relative to 2006, partially offset by lower margin realization primarily due to White Rubber product line integration costs and the impact of product mix.

Operating expenses. Operating expenses increased by $21.5 million, or 15.2%, from $141.1 million in 2006 to $162.6 million in 2007. In our general safety and preparedness segment, operating expenses increased by $14.3 million, or 14.4%, from $98.8 million in 2006 to $113.1 million in 2007, driven by increased variable selling and distribution expenses associated with the $40.0 million, or 10.8%, increase in net sales, unfavorable exchange rates, which had an impact of $3.5 million, higher payroll expenses and an $1.1 million increase in restructuring and merger-related charges, associated with plant relocations, personnel reorganization and acquisition integration activities. In addition, the increase over prior year was driven by a $6.8 million non-recurring curtailment gain recognized in 2006 as a result of freezing our U.S. defined benefit plans, which did not occur in 2007. These increases were partially offset by an $1.8 million credit to operating expenses associated with reduction in the reserve for respiratory claims. In our fire service segment, operating expenses increased by $1.6 million, or 8.9%, from $17.9 million in 2006 to $19.5 million in 2007, primarily due to increased variable selling expenses related to the $12.7 million, or 14.5%, increase in net sales and higher administrative expenses. In our electrical safety segment, operating expenses increased by $2.8 million, or 18.3%, from $15.4 million in 2006 to $18.2 million in 2007, due to increased variable selling and distribution expenses related to the $18.5 million, or 23.4%, increase in net sales, higher amortization expense of $0.2 million associated with intangible assets recorded as part of purchase accounting, incremental White Rubber operating expenses and $0.9 million increase in restructuring and merger related charges, associated primarily with White Rubber integration costs. Corporate expenses in 2006 consisted of $7.4 million of general and administrative expenses and $1.6 million of management incentive compensation expense. Corporate expenses in 2007 consisted of $10.1 million of general and administrative expenses and $1.7 million of management incentive compensation expense. The increase in corporate general and administrative expenses of $2.7 million was primarily due to higher payroll, administrative expenses and professional fees. The increase in professional fees was partially due to $1.6 million of fees associated with the engagement of a supply-chain improvement consulting firm.

Income from operations. Income from operations increased by $10.5 million, or 17.5%, from $59.9 million in 2006 to $70.4 million in 2007. In our general safety and preparedness segment, income from operations increased by $6.0 million, or 13.1%, from $45.7 million in 2006 to $51.7 million in 2007. In our fire service segment, income from operations increased by $4.1 million, or 48.7%, from $8.4 million in 2006 to $12.5 million in 2007. In our electrical safety segment, income from operations increased by $3.2 million, or 21.5%, from $14.8 million in 2006 to $18.0 million in 2007. Corporate expenses in 2006 consisted of $7.4 million of general and administrative expenses and $1.6 million of management incentive compensation expense. Corporate expenses in 2007 consisted of $10.1 million of general and administrative expenses and $1.7 million of management incentive compensation expense. These segment variances were the result of the reasons discussed above.

Included in income from operations for 2006 and 2007 were depreciation and amortization expenses of $25.7 million and $26.5 million, respectively. Of these amounts, $16.7 million, $4.6 million and $4.4 million were attributable to the general safety and preparedness, fire service and electrical safety segments, respectively, in 2006 and $16.7 million, $4.7 million and $5.1 million were attributable to these segments in 2007.

Interest expense. Interest expense increased by $2.7 million, or 5.9%, from $46.9 million in 2006 to $49.6 million in 2007, primarily due to higher outstanding debt balances related the senior pay in kind notes. Included in interest expenses in 2007 and 2006 were non-cash interest charges associated with the senior pay in kind notes of $18.8 million and $16.7 million, respectively.

Interest income. Interest income increased by $0.9 million from $0.6 million in 2006 to $1.5 million in 2007, primarily due to interest earned on higher cash balances during 2007.

Other, net. Other, net increased by $1.7 million from $(1.1) million in 2006 to $0.6 million in 2007, primarily due to unrealized foreign exchange rate losses.

Income tax expense. Income tax expense remained consistent at $6.1 million in 2006 and 2007, as higher income taxes associated with improved operating performance were offset by the benefit from a reduction in the German and Canadian statutory tax rates.

(Income) loss  from discontinued operations. Loss from discontinued operations in 2007 included a $3.0 million loss related to the sale of South Africa and $(0.2) million of income associated with South Africa discontinued operations. Income from discontinued operations in 2006 included $(0.2) million of income associated with South Africa discontinued operations.

Net (loss) income. Net income increased by $3.9 million, or 44.2%, from $8.9 million in 2006 to $12.8 million in 2007 as a result of the reasons discussed above.

Year Ended December 31, 2006 as Compared to Combined Year Ended December 31, 2005

Net sales. Net sales increased by $75.4 million, or 16.3%, from $462.3 million in 2005 to $537.7 million in 2006. In our general safety and preparedness segment, net sales increased by $57.2 million, or 18.2%, from $313.8 million in 2005 to $371.0 million in 2006. The increase reflects a combination of the following: incremental combined Fibre-Metal and NEOS net sales of $36.1 million, combined organic growth in our international operations of $10.9 million, overall organic growth in our North American non-government business of $11.3 million, favorable exchange rates, which had an impact of $6.0 million, and a decrease in government contract shipments of $7.1 million. In our fire service segment, net sales were consistent at $87.9 million in 2005 and 2006 as incremental American Firewear net sales of $6.4 million were offset by postponed customer orders due in part to the combined impact of government grant holdups and the delayed issuance of the new NFPA standard. In our electrical safety segment, net sales increased by $18.2 million, or 30.0%, from $60.6 million in 2005 to $78.8 million in 2006 primarily driven by strong market demand, new product penetration and incremental White Rubber net sales of $9.0 million.

Gross profit. Gross profit increased by $36.3 million, or 22.1%, from $164.7 million in 2005 to $201.0 million in 2006, primarily due to the $75.4 million, or 16.3%, increase in net sales. Our gross profit margin of 37.4% in 2006 was favorable to the 35.6% gross profit margin in 2005. In our general safety and preparedness segment, gross profit increased by $31.1 million, or 27.5%, from $113.4 million in 2005 to $144.5 million in 2006. This increase was primarily due to the overall net sales increase of $57.2 million, or 18.2%, improved margin realization in our North American operations (in part due to the favorable contribution of Fibre-Metal) and the favorable impact of lower inventory purchase accounting adjustments and LIFO charges from $4.5 million in 2005 to $1.7 million in 2006. In our fire service segment, gross profit decreased $1.1 million, or 4.0%, from $27.4 million in 2005 to $26.3 million in 2006 due to lower margin realization (in part due to the inherent lower margin of American Firewear products and product line integration costs), which was partially offset by the favorable impact of $1.3 million of lower inventory purchase accounting adjustments in 2006 relative to 2005. In our electrical safety segment, gross profit increased by $6.3 million, or 26.6%, from $23.9 million in 2005 to $30.2 million in 2006, primarily due to the $18.2 million, or 30.0%, increase in net sales, which was partially offset by lower margin realization in part due to the White Rubber plant integration and the unfavorable impact of $0.3 million of inventory purchase accounting adjustments in 2006.

Operating expenses. Operating expenses increased by $1.0 million, or 0.7%, from $140.1 million in 2005 to $141.1 million in 2006. In our general safety and preparedness segment, operating expenses increased by $12.3 million, or 14.2%, from $86.5 million in 2005 to $98.8 million in 2006, primarily due to higher amortization expense of $1.9 million associated with the intangible assets recorded as part of purchase accounting, incremental combined Fibre-Metal and NEOS operating expenses of $7.3 million, higher foreign exchange rates, which had an impact of $1.5 million, $1.4 million of restructuring charges related to plant relocations and acquisition integration activities, increased variable distribution and selling expenses associated with the $57.2 million, or 18.2%, increase in net sales and higher payroll and administrative expenses. These increases were partially offset by a $6.8 million non-cash curtailment gain recorded as a result of freezing our U.S. defined benefit plans. In our fire service segment, operating expenses increased $2.4 million, or 15.8%, from $15.5 million in 2005 to $17.9 million in 2006, primarily due to higher amortization expense of $1.6 million associated with intangible assets recorded as part of purchase accounting and incremental American Firewear operating expenses of $0.6 million. In our electrical safety segment, operating expenses increased by $4.4 million, or 38.7%, from $11.0 million in 2005 to $15.4 million in 2006, primarily due to higher amortization expense of $0.5 million associated with intangible assets recorded as part of purchase accounting, incremental White Rubber operating expenses of $1.8 million, $0.1 million of restructuring charges related to White Rubber acquisition integration activities and increased variable selling and distribution expenses related to the $18.2 million, or 30.0%, increase in net sales. Corporate expenses in 2005 consisted of $6.1 million of general and administrative expenses, $16.4 million of management incentive compensation expense related to the Norcross Transaction and $4.6 million in seller transaction expenses (primarily related to professional services) which were funded by the Predecessor from proceeds realized upon the consummation of the Norcross Transaction. Corporate expenses in 2006 consisted of $7.4 million of general and administrative expenses and $1.6 million of management incentive compensation expense. The increase in corporate general and administrative expenses of $1.3 million was primarily due to higher payroll, administrative expenses and professional fees.

Income from operations. Income from operations increased by $35.4 million, or 143.9%, from $24.5 million in 2005 to $59.9 million in 2006. In our general safety and preparedness segment, income from operations increased by $18.8 million, or 70.1%, from $26.9 million in 2005 to $45.7 million in 2006. In our fire service segment, income from operations decreased by $3.5 million, or 29.7%, from $11.9 million in 2005 to $8.4 million in 2006. In our electrical safety segment, income from operations increased by $2.0 million, or 16.1%, from $12.8 million in 2005 to $14.8 million in 2006. Corporate expenses in 2005 consisted of $6.1 million of general and administrative expenses, $16.4 million of management incentive compensation expense related to the Norcross Transaction and $4.6 million in seller transaction expenses. Corporate expenses in 2006 consisted of $7.4 million of general and administrative expenses and $1.6 million of management incentive compensation expense. These segment variances were the result of the reasons discussed above.

Included in income from operations in 2005 and 2006 were depreciation and amortization expenses of $18.8 million and $25.7 million, respectively. Of these amounts, $12.7 million, $3.0 million, and $3.1 million were attributable to the general safety and preparedness, fire service and electrical safety segments, respectively, in 2005 and $16.7 million, $4.6 million and $4.4 million were attributable to these segments in 2006.

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

Other, net. Other, net decreased by $1.8 million from $0.7 million in 2005 to $(1.1) million in 2006, primarily due to unrealized foreign exchange rate gains.

Income tax expense. Income tax expense increased by $3.7 million, from $2.4 million in 2005 to $6.1 million in 2006, primarily as a result of higher domestic income tax expense.

(Income) loss  from discontinued operations. Income from discontinued operations in 2006 decreased by $0.3 million from $(0.5) million in 2005 to $(0.2) million in 2006. This decrease was associated with South Africa discontinued operations.

Net (loss) income. Net (loss) income increased by $28.1 million from $(19.2) million in 2005 to $8.9 million in 2006. This was the result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements.

In 2007, net cash provided by operating activities was $57.2 million. The favorable contribution was driven primarily by income from operations of $70.4 million, which was partially offset by the impact of working capital changes and pension contributions.

In 2006, net cash provided by operating activities was $35.0 million. The favorable contribution was driven primarily by income from operations of $59.9 million, which was partially offset by an increase in accounts receivables due to higher net sales and higher inventory in part due to pending plant consolidations.

In 2005, net cash provided by operating activities was $46.3 million. The favorable contribution was driven primarily by income from operations of $24.5 million and the impact of favorable changes in working capital.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Investing activities for the year ended December 31, 2007 include: (1) $0.9 million of royalty payments to the sellers of Arbin, (2) $0.5 million for the purchase of Hungarian subsidiary and (3) $3.2 million of cash proceeds from the sale of South Africa. In addition, we received cash proceeds of $0.4 million related to the sale of property, plant and equipment.

For the year ended December 31, 2006, investing activities include: (1) $22.2 million for the White Rubber Transaction; (2) $4.5 million for the American Firewear Transaction; (3) $3.6 million for the NEOS Transaction; and (4) $1.1 million for royalty payments to the sellers of Muck Boot and Arbin. We received cash proceeds of $0.1 million related to the sale of property, plan and equipment.

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

Our capital expenditures were $12.0 million in 2007, $11.6 million in 2006 and $9.3 million in 2005.

As of December 31, 2007, we had working capital of $188.1 million and cash of $70.8 million. We maintain inventory levels sufficient to satisfy customer orders, with generally a three month supply on hand. Turnout gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the year ended December 31, 2007, net cash used in financing activities was $4.7 million consisting of payments on long-term obligations (including an excess cash flow sweep payment of $2.3 million under the terms of our senior credit facility).

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

For the Predecessor period from January 1, 2005 through July 19, 2005, net cash used in financing activities was $20.6 million, representing payments of deferred financing fees of $3.2 million; proceeds from the issuance of the 11¾% senior pay in kind notes of $100.0 million (the “Existing Holdings Notes”); payments on long-term obligations of $13.6 million, including an excess cash flow sweep payment under the terms of the former senior credit facility of $12.2 million; payment in respect of preferred units of $60.0 million; and distributions in respect of the common units of certain members of management of $2.5 million. For the Successor period from July 20, 2005 through December 31, 2005, net cash provided by financing activities was $264.5 million, including $153.0 million of borrowings under our New Credit Facility (as defined below) used to fund the Norcross and Fibre-Metal Transactions, $23.6 million of proceeds from the issuance of senior pay in kind notes and $109.7 of capital contributions. Additionally, we paid $21.1 million in deferred financing costs consisting of expenses associated with the New Credit Facility (including incremental borrowings for the Fibre-Metal Transaction), the Norcross senior subordinated notes and the senior pay in kind notes which are further discussed below.

On January 7, 2005, NSP Holdings and NSP Capital issued the Existing Holdings Notes. The proceeds were used to: (i) make a payment in respect of preferred units of $60.0 million, $58.0 million of which were payments in respect of accrued preferred yield and $2.0 million of which was the return of a portion of the original capital contribution made by holders of NSP Holdings’ preferred units, (ii) make distributions in respect of the common units of certain members of management of $2.5 million, and (iii) pay fees and expenses. The remainder of the net proceeds was used for general corporate purposes, including potential acquisitions and/or distributions to NSP Holdings’ unit holders.

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

As of December 31, 2007, borrowings under the New Credit Facility bore interest at a weighted average rate of 7.3%. Prior to June 30, 2010, we may borrow, repay and re-borrow under the revolving facilities without payment of penalty or premium. The term loan is payable in quarterly installments totaling $1.7 million per annum, with the remainder due in four quarterly installments ending June 30, 2012. As of December 31, 2007, there was approximately $161.7 million of outstanding indebtedness under the New Credit Facility and approximately $47.6 million of available borrowings under the revolving credit facility.

Borrowings under the U.S. revolving facility and term loan portion of the New Credit Facility bear interest at a rate per annum equal to our choice of (a) an alternate base rate (which is equal to the higher of (i) the rate of interest announced by Credit Suisse as its prime rate in effect and (ii) the federal funds rate plus 0.50%) or (b) the Eurodollar rate, plus an applicable margin. Borrowings under the Canadian subfacility of the New Credit Facility bear interest at a rate per annum equal to the Canadian prime rate (which is the higher of (i) the rate of interest announced by Credit Suisse, Toronto Branch, as its reference rate then in effect for determining interest rates on Canadian dollar denominated commercial loans in Canada or (ii) the CDOR rate plus 0.50% per annum), plus an applicable margin, or with respect to banker’s acceptances or their equivalents, the discount rate (as defined in the credit agreement) plus an applicable margin.

Initially, the applicable margin with respect to the revolving credit facility is (a) 1.25% in the case of alternate base rate loans and Canadian dollar prime loans and (b) 2.25% in the case of Eurodollar rate loans and bankers’ acceptance rate loans. With respect to the term loan, the applicable margin will be (a) 1.00% in the case of alternate base rate loans and (b) 2.00% in the case of Eurodollar rate loans. After our fiscal quarter ended December 31, 2005, the margins applicable to the revolving credit facility and the U.S. swing line loans adjust on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries. In addition, we are required to pay to the lenders under the revolving credit facility an initial commitment fee in respect of the unused commitments thereunder at a per annum rate of 0.50%. After our fiscal quarter ended December 31, 2005, the commitment fee rate adjusts on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries.

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

In connection with the closing of the Norcross Transaction, Norcross entered into a supplemental indenture dated as of July 19, 2005 (the “Supplemental Indenture”) by and among us, Norcross Capital Corp. (“Capital”), the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Indenture”) providing for the issuance by Norcross and Capital of $152.5 million aggregate principal amount of 9 7/8% senior subordinated notes due 2011. Pursuant to the terms of the Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Supplemental Indenture) had been delivered in order to waive our obligations under the Change in Control covenant of the Indenture in connection with the Norcross Transaction.

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

Contractual Obligations

The following table summarizes our contractual obligations and commitments, as of December 31, 2007 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Long-term debt obligations	$489,311	$11,569	$53,016	$424,726	$—
Interest payments (1)	181,460	26,362	94,656	60,442	—
Operating lease obligations	35,099	7,759	11,713	5,921	9,706
Purchase obligations (2)	54,536	54,536	—	—	—
Other long-term liabilities (3)	2,154	2,154	—	—	—
Total	$762,560	$102,380	$159,385	$491,089	$9,706

(1)	Interest payments for variable rate obligations are calculated using the interest rate as of December 31, 2007.

(2)

Purchase obligations exclude our accounts payable of $20.3 million and include open purchase orders of $53.0 million and all other contractual obligations of $1.5 million pursuant to which we are obligated to purchase good or services.

(3)	Represents obligations under pension and other post-retirement plans.

The contractual obligations table excludes $6.4 million in unrecognized tax benefits because we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. See Note 10 to the consolidated financial statements.

Off-balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Effect of Inflation

Inflation has generally not been a material factor affecting our business. Our general operating expenses, such as wages and salaries, employee benefits and materials and facilities costs, are subject to normal inflationary pressures.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 at the beginning of fiscal year 2007, as required. See Note 10 to the consolidated financial statements for related disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of the beginning of its fiscal year ending December 31, 2008. The Company does not expect a material impact to its financial statements as a result of the adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). The Company adopted the recognition and disclosure provisions of SFAS No. 158 effective December 31, 2006 (see Note 11 to the consolidated financial statements). The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheets will be effective in fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS No. 159 are effective for the Company as of the beginning of its fiscal year ending December 31, 2008. The Company does not expect a material impact to its financial statements as a result of the adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination among others. SFAS No. 141(R) is effective for the Company’s fiscal year beginning 2009 and the majority of the adoption is prospective only. SFAS No. 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if the Company enters into any business combinations after the adoption of SFAS No. 141(R), a transaction may significantly impact the Company’s financial position and earnings, but not cash flows, compared to the Company’s recent acquisitions, accounted for under existing GAAP requirements, due to the reasons described above.

SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R), and therefore and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The Company is in the process of determining the effects, if any, the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company does not expect a material impact to its financial statements upon the adoption of SFAS No. 160.

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

At December 31, 2007, we had total debt (excluding original issue premium) of $489.3 million. This debt is comprised of fixed rate debt of $327.6 million and floating rate debt of $161.7 million. The pre-tax earnings and cash flow impact in 2007 resulting from a one percentage point increase in interest rates on our variable rate debt would be approximately $1.6 million, holding other variables constant.

A portion of our net sales was derived from manufacturing operations in Canada, Europe, Mexico and the Caribbean. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in these countries are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of shareholders’ equity. Accordingly, our consolidated shareholders’ equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country’s respective currency and may, from time to time, also involve hedging programs intended to reduce our exposure to currency fluctuations. Management believes the effect of an absolute 1% increase in the strength of the Canadian dollar and the Euro relative to the U.S. dollar from December 31, 2006 to December 31, 2007 would have resulted in an $192,000 and $145,000 increase in our income from operations, respectively. During 2007, the Canadian dollar strengthened approximately 5.9% relative to the U.S. dollar and the Euro strengthened approximately 9.0% relative to the U.S. dollar.

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Safety Products Holdings, Inc.

Audited Consolidated Financial Statements for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007

Report of Independent Registered Public Accounting Firm

Shareholders

Safety Products Holdings, Inc.

We have audited the accompanying consolidated balance sheets as of December 31, 2007 and 2006, of Safety Products Holdings, Inc., (Company), a Delaware corporation, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and the period from July 20, 2005 to December 31, 2005 (Successor), and the related consolidated statements of operations, changes in member’s deficit, and cash flows for the period from January 1, 2005 to July 19, 2005 of NSP Holdings L.LC. (Predecessor). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated balance sheets of Safety Products Holdings, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years ended December 31, 2007 and 2006 and the period from July 20, 2005 to December 31, 2005 (Successor), and the consolidated results of NSP Holdings L.L.C. (Predecessor) operations and cash flows for the period from January 1, 2005 to July 19, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 5 and 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As discussed in Notes 5 and 11, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements Nos. 87, 88, 106 and 132(R), as of December 31, 2006. The Company also adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, as of January 1, 2006.

/s/ Ernst & Young LLP

Chicago, Illinois
March 13, 2008

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$26,796	$70,811
Accounts receivable, less allowance of $2,323 and $2,332 in 2006 and 2007, respectively	73,306	76,359
Inventories	108,270	108,415
Deferred income taxes	2,143	1,762
Prepaid expenses and other current assets	3,624	3,665
Total current assets	214,139	261,012
Property, plant and equipment, net	69,627	68,676
Deferred financing costs, net	16,517	13,149
Goodwill	157,242	164,254
Other intangible assets, net	281,438	275,325
Other noncurrent assets	5,119	7,234
Total assets	$744,082	$789,650

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,891	$20,283
Accrued expenses	40,596	40,942
Current maturities of long-term obligations	4,820	11,654
Total current liabilities	67,307	72,879
Long-term liabilities:
Pension, postretirement and deferred compensation	17,082	13,792
Long-term obligations	470,140	477,059
Other noncurrent liabilities	7,008	12,163
Deferred income taxes	55,460	50,231
Total long-term liabilities	549,690	553,245

Minority interest	199	221

Shareholders’ equity:
Common shares	110	110
Contributed capital	111,883	113,527
Retained earnings	4,098	16,503
Accumulated other comprehensive income	10,795	33,165
Total shareholders’ equity	126,886	163,305
Total liabilities and shareholders’ equity	$744,082	$789,650

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands)

	Predecessor	Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year ended December 31,
	2005	2005	2006	2007

Net sales	$260,832	$201,439	$537,675	$608,897
Cost of goods sold	163,691	133,910	336,633	375,924
Gross profit	97,141	67,529	201,042	232,973
Operating expenses:
Selling	24,469	18,405	49,974	55,250
Distribution	14,036	10,930	31,589	37,080
General and administrative (1)	40,653	19,417	46,505	55,068
Amortization of intangibles	329	7,216	11,508	11,485
Seller transaction expenses	4,646	—	—	—
Restructuring and merger-related charges	—	—	1,539	3,696
Total operating expenses	84,133	55,968	141,115	162,579
Income from operations	13,008	11,561	59,927	70,394
Other expense (income):
Interest expense	24,583	17,644	46,857	49,624
Interest income	(872)	(132)	(605)	(1,549)
Other, net	748	(48)	(1,132)	639
(Loss) income from continuing operations before income taxes and minority interest	(11,451)	(5,903)	14,807	21,680
Income tax expense (benefit)	3,445	(1,052)	6,140	6,064
Minority interest	13	(2)	23	22
(Loss) income from continuing operations	(14,909)	(4,849)	8,644	15,594
(Income) loss from discontinued operations (including loss on disposal of subsidiary of $3,022 in 2007), net of income tax (Note 3)	(446)	(83)	(220)	2,813
Net (loss) income	$(14,463)	$(4,766)	$8,864	$12,781

(1)      General and administrative expenses exclude amortization of intangibles and include $16,388, $1,610 and $1,679 of management incentive compensation for the period from January 1, 2005 through July 19, 2005 and for the years ended December 31, 2006 and 2007, respectively.

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIT/SHAREHOLDERS’ EQUITY

(Amounts in Thousands, Except Units)

										Accumulated
										Other
										Comprehensive
	Class E		Class A		Class C		Class D		Accumulated	(Loss)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Deficit	Income	Total
Predecessor Company
Balance at January 1, 2005	986	$1	7,265,804	$38,676	184,523	$188	212,018	$1,248	$(118,739)	$3,529	$(75,097)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(5,651)	(5,651)
Minimum pension liability	—	—	—	—	—	—	—	—	—	(3,684)	(3,684)
Net loss	—	—	—	—	—	—	—	—	(14,463)	—	(14,463)
Comprehensive loss											(23,798)
Capital contributions	—	—	—	—	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	—	—	—	(2,509)	—	(2,509)
Balance at July 19, 2005	986	$1	7,265,804	$38,676	184,523	$188	212,018	$1,248	$(135,711)	$(5,806)	$(101,404)

	Share	Amount	Contributed Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total
Successor Company
Capital contribution	10,967,000	$110	$109,560	$—	$—	$109,670
Foreign currency translation adjustments	—	—	—	—	1,987	1,987
Net loss	—	—	—	(4,766)	—	(4,766)
Comprehensive loss						(2,779)
Balance at December 31, 2005	10,967,000	110	109,560	(4,766)	1,987	106,891
Capital contribution	63,884	—	713	—	—	713
Management incentive compensation	—	—	1,610	—	—	1,610
Foreign currency translation adjustments	—	—	—	—	5,344	5,344
Net income	—	—	—	8,864	—	8,864
Comprehensive income						14,208
Adjustment to initially apply SFAS No. 158, net of tax of $2,208	—	—	—	—	3,464	3,464
Balance at December 31, 2006	11,030,884	110	111,883	4,098	10,795	126,886
Management incentive compensation	—	—	1,644	—	—	1,644
Pension and postemployment benefits liability, net of tax of $464	—	—	—	—	(726)	(726)
Foreign currency translation adjustments	—	—	—	—	23,096	23,096
Net income	—	—	—	12,781	—	12,781
Comprehensive income						35,151
Adjustment to initially apply FIN No. 48	—	—	—	(376)	—	(376)
Balance at December 31, 2007	11,030,884	$110	$113,527	$16,503	$33,165	$163,305

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Predecessor	Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year ended December 31,
	2005	2005	2006	2007
Operating activities
Net (loss) income	$(14,463)	$(4,766)	$8,864	$12,781
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation(1)	6,177	5,145	14,327	15,113
Amortization of intangibles	329	7,216	11,508	11,485
Amortization of deferred financing costs	1,311	1,441	3,353	3,368
Amortization of original issue discount (premium)	58	(76)	(147)	(120)
Loss on sale of property, plant and equipment	—	—	131	522
Deferred income taxes	(86)	(2,416)	920	(2,827)
Minority interest	13	(2)	23	22
Noncash interest	11,167	6,877	16,733	18,760
Noncash management incentive compensation	—	—	1,610	1,644
Noncash pension curtailment gain	—	—	(6,751)	—
Loss on sale of subsidiary	—	—	—	3,022
Changes in operating assets and liabilities:
Accounts receivable	(2,607)	1,259	(2,206)	(1,804)
Inventories	(1,515)	7,208	(10,855)	2,595
Prepaid expenses and other current assets	467	(233)	(116)	616
Other noncurrent assets	(477)	412	(559)	(1,757)
Accounts payable	(492)	2,170	(1,317)	(554)
Accrued expenses	20,902	3,883	3,851	(1,458)
Pension, postretirement and deferred compensation	(1,210)	(1,431)	(4,002)	(4,513)
Other noncurrent liabilities	(10)	4	(362)	332
Net cash provided by operating activities	19,564	26,691	35,005	57,227
Investing activities
Purchase of businesses, net of cash acquired	(653)	(273,725)	(31,358)	(1,367)
Proceeds from sale of subsidiary, net of cash disposed	—	—	—	3,223
Purchases of property plant and equipment	(4,250)	(5,037)	(11,573)	(12,023)
Proceeds from sale of property, plant and equipment	—	—	113	399
Net cash used in investing activities	(4,903)	(278,762)	(42,818)	(9,768)
Financing activities
Payments for deferred financing costs	(3,246)	(21,110)	(201)	—
Proceeds from borrowings	100,000	176,646	15,000	—
Payments of debt	(13,623)	(731)	(1,826)	(4,713)
Capital contribution	—	109,670	713	—
Distributions on preferred units	(60,000)	—	—	—
Distributions on common units	(2,509)	—	—	—
Net cash provided by (used in) financing activities	20,622	264,475	13,686	(4,713)
Effect of exchange rate changes on cash	(2,725)	1,271	104	1,269
Net increase in cash and cash equivalents	32,558	13,675	5,977	44,015
Cash and cash equivalents at beginning of period	35,731	7,144	20,819	26,796
Cash and cash equivalents at end of period	$68,289	$20,819	$26,796	$70,811

(1)             Depreciation includes depreciation expense of $49, $45, $122 and $71 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively, related to discontinued operations.

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PERIOD FROM JANUARY 1, 2005 THROUGH JULY 19, 2005,

THE PERIOD FROM JULY 20, 2005 THROUGH DECEMBER 31, 2005 AND

THE YEARS ENDED DECEMBER 31, 2006 AND 2007

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

2.  Transactions

On July 19, 2005, the Norcross Safety Products L.L.C. (“Norcross”) announced the closing of the transaction under which it was acquired by Safety Products, a new holding company formed by Odyssey Investment Partners, LLC (“Odyssey”) for the purpose of completing the acquisition. Pursuant to the terms of the purchase agreement, Safety Products purchased all of the outstanding membership units of Norcross and all of the outstanding common stock of NSP Holdings Capital Corp. (“NSP Capital”), a wholly-owned subsidiary of NSP Holdings L.L.C. (“NSP Holdings”), and pursuant to which Safety Products assumed all of the outstanding indebtedness of the Norcross and NSP Holdings, in exchange for a base purchase price to NSP Holdings of $472,000, plus the cash in the Norcross as of April 2, 2005 in the amount of approximately $16,900, less (1) the indebtedness of the Norcross and its subsidiaries as of April 2, 2005 and (2) certain transaction fees and expenses. The cash purchase price was $204,488 including direct costs of acquisition of $2,346, and excluding assumed debt of $260,523.

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

On February 2, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of American Firewear, Inc. (“American Firewear”). The purchase price consisted of $4,453 in cash (including acquisition costs of $203 and net of cash acquired of $183) and a $1,000 subordinated seller note. In addition, the purchase price may be increased by $750 over a four year period from the date of the acquisition based on American Firewear achieving certain financial and operating objectives. The Company financed the acquisition through cash on the balance sheet and the issuance of the $1,000 subordinated seller note. The Company believes the acquisition of American Firewear will strengthen its hand protection product line in the fire service segment. The results of operations of American Firewear are included in the Company’s consolidated statement of operations from the date of acquisition.

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

On September 19, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of The New England Overshoe Company, Inc. (“NEOS”). The purchase price consisted of $3,639 in cash (including acquisition costs of $139 and net of cash acquired of $6) and a $750 subordinated seller note. In addition, the purchase price may be increased over a five year period from the date of the acquisition based on NEOS achieving certain net sales targets. The Company financed the acquisition through cash on the balance sheet and the issuance of a $750 subordinated seller note. The Company believes the acquisition of NEOS will broaden its footwear product portfolio in the general safety and preparedness segment. The results of NEOS are included in the Company’s consolidated statement of operations from the date of acquisition.

The acquisition of Norcross is referred to as the “Norcross Transaction”, the acquisition of Fibre-Metal is referred to as the “Fibre-Metal Transaction”, the acquisition of American Firewear is referred to as the “American Firewear Transaction”, the acquisition of White Rubber is referred to as the “White Rubber Transaction” and the acquisition of NEOS is referred to as the “NEOS Transaction”. Collectively, the Norcross Transaction, the Fibre-Metal Transaction, the American Firewear Transaction, the White Rubber Transaction and the NEOS Transaction are referred to as the “Transactions”.

Assuming the American Firewear Transaction, the White Rubber Transaction and the NEOS Transaction had occurred on January 1, 2006, the pro forma net sales, income from operations and net income for the Company would have been $547,541, $60,873 and $8,198, respectively, for the year ended December 31, 2006.

3.  Discontinued Operations

On June 29, 2007, the Company completed the sale of all of the issued and outstanding capital stock of North Safety Products (Africa) (Proprietary) Limited (“South Africa”), a subsidiary of the Company within the general safety and preparedness segment. The Company received net cash proceeds of $3,223 and recorded a net loss on disposal related to the transaction of $3,022 ($3,022 net of income tax). In accordance with Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected South Africa’s results of operations through the date of the sale and transaction loss as discontinued operations for all periods presented. Assets and liabilities of South Africa were not material and as a result have not been reclassified as discontinued operations in the Company’s consolidated statement of financial position as of December 31, 2006. The cash flows from discontinued operations have been combined with cash flows from continuing operations within each cash flow statement category as the cash flows from discontinued operations are not material to the Company’s consolidated results.

The following table sets forth the net sales, net income from discontinued operations and net loss on disposal of subsidiary for South Africa for the periods presented:

	Predecessor	Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year ended December 31,
	2005	2005	2006	2007

Net sales	$10,862	$7,957	$20,390	$8,152
Net income from discontinued operations	446	83	220	209
Net loss on disposal of subsidiary	—	—	—	(3,022)

Included in net income from discontinued operations for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007 is income tax expense of $174, $57, $69 and $87, respectively.

4.  Basis of Presentation

Predecessor — The consolidated financial statements of the Predecessor represent the consolidated results of operations of NSP Holdings L.L.C. prior to the Norcross Transaction.

Successor — The consolidated financial statements of the Successor represent the consolidated results of operations of Safety Products Holdings, Inc. subsequent to the Norcross Transaction.

The consolidated financial statements of the Successor reflect the Transactions under the purchase method of accounting, in accordance with the SFAS No. 141, Business Combinations.

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

The Company determined the fair values of property, plant and equipment, inventories, and other intangible assets, including customer relationships, brand names, developed technology, favorable leaseholds and backlog. These fair values have been included in the above tables.

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

Of the $242,459 of acquired other intangible assets related to the Norcross Transaction, $89,579 was assigned to brand names that are not subject to amortization. The remaining $152,880 of acquired intangible assets have a weighted-average useful life of approximately 18.6 years. The intangible assets that make up this amount include customer relationships of $134,340 (20-year weighted-average useful life), technology of $15,180 (10-year weighted average useful life) and backlog of $3,360 (1-month weighted-average useful life).

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

Of the $41,130 of acquired other intangible assets related to the Fibre-Metal Transaction, $10,740 was assigned to brand names that are not subject to amortization. The remaining $30,390 of acquired intangible assets have a weighted-average useful life of approximately 13.8 years. The intangible assets that make up this amount include customer relationships of $24,150 (15-year weighted-average useful life), technology of $5,730 (10-year weighted average useful life) and favorable leaseholds of $510 (18-month weighted-average useful life).

Approximately $10,677 of goodwill was recorded related to the White Rubber Transaction (none of which was tax deductible). The primary factor that contributed to a purchase price that resulted in recognition of goodwill was the expected cost savings associated with integrating White Rubber manufacturing and distribution facilities into the Company’s existing facilities. The other consideration affecting the value of goodwill was the application to purchase accounting, particularly for deferred tax liabilities for which significant liability balances were recorded with no corresponding significant short-term cash outflows.

Of the $9,530 of acquired other intangible assets related to the White-Rubber Transaction, $120 was assigned to brand names that are not subject to amortization. The remaining $9,410 of acquired intangible assets have a weighted-average useful life of approximately 15.7 years. The intangible assets that make up this amount include customer relationships of $9,200 (16-year weighted-average useful life) and brand names of $210 (1-year weighted-average useful life).

5.  Significant Accounting Policies

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

Revenue Recognition

Revenue from sales and related costs of sales of products is recognized at the time: (1) persuasive evidence of an arrangement exists, (2) ownership and all risks of loss have been transferred to the buyer, which is generally upon shipment, (3) the price is fixed and determinable, and (4) collectibility is reasonably assured.

Sales Rebates

The Company considers all discounts or other consideration provided to customers as a result of purchase volumes as sales rebates. The charges related to sales rebates are recognized as a reduction to sales. Sales rebates amounted to $3,223, $2,640, $6,747 and $9,876 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Freight-Out Costs

The Company records freight-out costs in distribution expenses. Such amounts were $6,579, $5,164, $15,248 and $18,572 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Purchasing

The Company records certain purchasing costs in operating expenses. Such amounts were $552, $381, $1,014 and $1,223 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market. The Company’s North Safety Products L.L.C. and Salisbury Electrical Safety L.L.C. legal entities account for its inventory under the last in, first out (“LIFO”) method. This was the method in place when these entities were acquired by the Company in October 1998 and was also the method adopted in connection with the Norcross Transaction. The Company has continued to use the LIFO method for these legal entities for tax purposes and accordingly, is required to use LIFO for financial reporting purposes. All of the other legal entities of the Company account for their inventory under the first in, first out (“FIFO”) method. Inventories valued at FIFO accounted for approximately 63% and 64% of the Company’s inventories at December 31, 2006 and 2007, respectively.

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

Deferred Financing Costs

Deferred financing costs represent capitalized fees and expenses associated with obtaining financing. The costs are being amortized and recorded to interest expense using the straight-line method, which approximates the effective interest method, over the period of the related financing. Accumulated amortization of deferred financing costs at December 31, 2006 and 2007 was $4,794 and $8,162, respectively.

Goodwill and Other Intangibles

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The goodwill is allocated to the segments based on the result of the valuation completed upon completion of an acquisition. The Company performs an annual review on the first day of the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process for goodwill compares the fair value (calculated with the discounted cash flow approach) of the reporting unit in which goodwill resides to its carrying value. Based on the results of the first step of the annual impairment test, the Company determined that the fair value of each of the reporting units exceeded their carrying amounts and, therefore, the second step of the annual impairment test was not required to be completed and no goodwill impairment existed.

The following table summarizes goodwill by segment:

	General Safety and Preparedness	Fire Service	Electrical Safety	Total
Balance as of January 1, 2006	$104,300	$19,413	$12,005	$135,718
Goodwill acquired and other adjustments to purchase price allocation	7,086	2,089	10,676	19,851
Effect of foreign currency translation	1,673	—	—	1,673
Balance as of December 31, 2006	113,059	21,502	22,681	157,242
Goodwill acquired and other adjustments to purchase price allocation	(3)	—	—	(3)
Goodwill disposed as a result of the sale of South African subsidiary	(255)	—	—	(255)
Effect of foreign currency translation	7,270	—	—	7,270
Balance as of December 31, 2007	$120,071	$21,502	$22,681	$164,254

The Company’s other intangible assets with indefinite lives consist of $100,906 and $103,101 related to brand names as of December 31, 2006 and 2007, respectively. The Company determined that these brand names had indefinite lives due to their strong reputation for excellence in protecting workers from hazardous and life-threatening environments, their history of developing innovative and differentiated products and their strong market share positions in key product lines. In addition, these brand names have been in existence for multiple years and the Company has the ability and intent to continue supporting these brands. The impairment review for indefinite lived intangibles compares the fair value (calculated using a relief from royalty discounted cash flow approach) of each intangible to its carrying value. Based on the impairment test, the Company determined that no impairment of indefinite lived intangibles existed.

The Company’s other intangible assets with finite lives consist of brand names, customer relationships, technology and favorable leaseholds. The following table summarizes other intangible assets with finite lives:

	December 31, 2006			December 31, 2007
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Brand names	$210	$(123)	$87	$210	$(210)	$—
Customer relationships	174,296	(12,050)	162,246	178,039	(21,808)	156,231
Technology	20,910	(2,823)	18,087	20,910	(4,917)	15,993
Favorable Leaseholds	510	(398)	112	510	(510)	—
Total	$195,926	$(15,394)	$180,532	$199,669	$(27,445)	$172,224

Future amortization expense for other finite lived intangible assets held as of December 31, 2007, is as follows:

2008	$11,533
2009	11,533
2010	11,533
2011	11,533
2012	11,533
Thereafter	114,559
$172,224

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

Deferred income taxes are recognized for the difference in reporting of certain assets and liabilities for financial reporting and tax purposes. These temporary differences are determined by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are provided against deferred tax assets which are not more likely than not to be realized. Deferred income taxes are not provided on the unremitted earnings of foreign subsidiaries because it has been the practice, and it is the intention, of the Company to continue to reinvest these earnings in the businesses outside the United States. The effect of a change in tax rates is recognized in the period that includes the enactment date. The Company records liabilities for income tax uncertainties in accordance with the recognition and measurement criteria described in Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The tax benefits and related reserves are measured throughout the year, taking into account new legislation, regulations, case law and audit results. The Company recognizes income tax-related interest and penalties within the income tax provision.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $2,748, $1,609, $5,238 and $5,569 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Cooperative Advertising Programs

The Company takes part in cooperative programs with certain customers. The customers guarantee certain advertising based on the agreement between the Company and the customer in exchange for consideration from the Company. The expenses related to cooperative advertising programs are included within selling expenses. Cooperative advertising expense amounted to $1,419, $881, $2,468 and $3,068 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Foreign Currency Translation

The accounts of foreign operations are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at the end of period exchange rates and income and expenses are translated at average exchange rates for the period. Net adjustments resulting from such translation are accumulated as a separate component of other comprehensive income included in shareholders’ equity. The accumulated balance of the foreign currency translation adjustments included as a component of the accumulated other comprehensive income amounted to $7,331 and $30,427 as of December 31, 2006 and 2007, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, the New Senior Credit Facility, notes payable, the New Senior Subordinated Notes and the Senior Pay In Kind Notes (see Note 9). The fair values of the Company’s financial instruments were not materially different from their carrying values at December 31, 2006 and 2007, with the exception of the Senior Pay In Kind Notes which had a carrying value of $168,234 and a fair value of $182,977 as of December 31, 2007. The Company estimates the fair value of its obligations using the discounted cash flow method with interest rates currently available for similar obligations.

Insurance

U.S. employee medical costs are self-funded up to a specified individual claim limit. The Company purchases specific stop loss insurance to insure the excess claim risk over $150 per claimant per year. Insurance claim reserves for employee medical costs represent the estimated amounts necessary to settle outstanding claims, including claims that are incurred but not reported, based on the facts in each case and the Company’s experience with similar cases. These estimates are continually reviewed and updated, and any resulting adjustments are reflected in income from operations.

The liability related to medical self-insurance was $2,505 and $ 2,517 as of December 31, 2006 and 2007, respectively. Medical self-insurance expense was approximately $4,800, $3,109, $7,621 and $7,672 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

Use of Estimates in the Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation, including reclassifying results and amounts from South Africa to discontinued operations. The reclassifications did not have an impact on net (loss) income for the periods presented within the statement of operations.

Employee Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for the Company as of December 31, 2007, with early adoption permitted. The Company adopted the recognition and measurement provisions of SFAS No. 158 for the year ended December 31, 2006 and recognized $3,464 of accumulated comprehensive income, net of tax. This represented the net impact of a $5,672 decrease to pension, post-retirement and deferred compensation and a $2,208 decrease to deferred tax assets (see Note 11). The Company’s measurement date for its defined benefit and post-retirement benefit plans was December 31, 2006 amd 2007.

Management Incentive Compensation

Prior to December 31, 2005, the Company accounted for stock-based compensation programs according to the provisions of Accounting Principles Board Opinion (“ABP”) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments. As a result of adopting SFAS No. 123(R) on January 1, 2006, income from continuing operations before income taxes and net income for the year ended December 31, 2006 are $1,610 and $984 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Income from continuing operations before income taxes and net income for the year ended December 31, 2007 are $1,679 and $1,111 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The application of the fair value provisions of SFAS No. 123(R) would not have had an impact on the Company’s results in 2005 (See Note 22).

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 at the beginning of fiscal year 2007, as required (See Note 10).

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of the beginning of its fiscal year ending December 31, 2008. The Company does not expect a material impact to its financials statements as a result of the adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). The Company adopted the recognition and disclosure provisions of SFAS No. 158 effective December 31, 2006 (see Note 11). The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheets will be effective in fiscal year 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS No. 159 are effective for the Company as of the beginning of its fiscal year ending December 31, 2008. The Company does not expect a material impact to its financial statements as a result of the adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination among others. SFAS No. 141(R) is effective for the Company’s fiscal year beginning 2009 and the majority of the adoption is prospective only. SFAS No. 141(R) fundamentally changes many aspects of existing accounting requirements for business combinations. As such, if the Company enters into any business combinations after the adoption of SFAS No. 141(R), a transaction may significantly impact the Company’s financial position and earnings, but not cash flows, compared to the Company’s recent acquisitions, accounted for under existing GAAP requirements, due to the reasons described above.

SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R), and therefore and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The Company is in the process of determining the effects, if any, the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of member’s equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company does not expect a material impact to its financial statements upon the adoption of SFAS No. 160.

6.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2006	December 31, 2007
Land	$8,656	$8,648
Buildings and improvements	18,264	22,429
Machinery and equipment	41,695	47,630
Dies and tooling	7,276	8,880
Furniture and fixtures	3,138	3,561
Computers and office equipment	6,878	8,745
Construction in progress	1,995	1,768
	87,902	101,661
Less: Accumulated depreciation	(18,275)	(32,985)
	$69,627	$68,676

7.  Inventories

Inventories consist of the following:

	December 31, 2006	December 31, 2007
At FIFO cost:
Raw materials	$24,823	$26,967
Work in process	13,756	10,527
Finished goods	70,799	72,542
	109,378	110,036
Adjustment to LIFO cost	(1,108)	(1,621)
	$108,270	$108,415

8.  Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2006	December 31, 2007

Accrued payroll and benefits	$14,500	$14,504
Accrued selling incentives	5,288	7,515
Accrued interest	7,762	7,516
Accrued income taxes	3,119	1,998
Accrued restructuring	3,108	3,138
Other accruals	6,819	6,271
	$40,596	$40,942

9. Debt

The Company’s debt consists of the following:

	December 31, 2006	December 31, 2007
Revolving credit facilities	$—	$—
Term loan	165,720	161,711
Senior pay in kind notes	155,090	173,850
Senior subordinated notes	152,500	152,500
European term loans	173	—
Subordinated seller notes	1,750	1,250
Capital lease obligations	205	—
Unamortized discount on senior pay in kind notes	(6,626)	(5,616)
Unamortized premium on senior subordinated notes	6,148	5,018
	474,960	488,713
Less: Current maturities of long-term obligations	4,820	11,654
	$470,140	$477,059

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

Borrowings under the U.S. revolving facility and term loan bear interest at a rate per annum equal to Norcross’ choice of (a) an alternate base rate (which is equal to the higher of (i) the rate of interest announced by Credit Suisse as its prime rate in effect and (ii) the federal funds rate plus 0.50%) or (b) the Eurodollar rate, plus an applicable margin. Borrowings under the Canadian subfacility bear interest at a rate per annum equal to the Canadian prime rate (which is the higher of (i) the rate of interest announced by Credit Suisse, Toronto Branch, as its reference rate then in effect for determining interest rates on Canadian dollar denominated commercial loans in Canada and (ii) the CDOR rate plus 0.50% per annum), plus an applicable margin, or with respect to banker’s acceptances or their equivalents, the discount rate (as defined in the credit agreement) plus an applicable margin.

Initially, the applicable margin with respect to the revolving credit facility was (a) 1.25% in the case of alternate base rate loans and Canadian dollar prime loans and (b) 2.25% in the case of Eurodollar rate loans and bankers’ acceptance rate loans. With respect to the term loan, the applicable margin will be (a) 1.00% in the case of alternate base rate loans and (b) 2.00% in the case of Eurodollar rate loans. After December 31, 2005, the margins applicable to the revolving credit facility and the U.S. swing line loans adjusted on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries. In addition, the Company is required to pay to the lenders under the revolving credit facility an initial commitment fee in respect of the unused commitments thereunder at a per annum rate of 0.50%. After December 31, 2005, the commitment fee rate adjusted on a sliding scale based on the total leverage ratio of Norcross and its subsidiaries. As of December 31, 2007, the interest rate was 7.3% for the term loan.

The U.S. revolver also provides for the issuance of letters of credit of up to $5,000 or in an amount which, when added to the aggregate outstanding amount under the U.S. and Canadian revolvers, will not exceed $50,000. The Canadian revolver provides for the issuance of letters of credit of up to Canadian $1,000 or in an amount which, when added to the aggregate outstanding principal amount under the Canadian revolver, will not exceed the U.S. equivalent of $25,000. At December 31, 2007, total letters of credit outstanding were $2,446 under the U.S. revolver and the Company had aggregate unused credit available of $47,554 under the U.S. and Canadian revolver.

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

On August 13, 2003, Norcross and Norcross Capital Corp. (“Capital”) issued $152,500 of 9.875% Senior Subordinated Notes due 2011 (the “New Senior Subordinated Notes”). In connection with the Norcross Transaction, Norcross entered into a supplemental indenture dated as of July 19, 2005 (the “Supplemental Indenture”) by and among Norcross, Capital, the guarantors listed on the signature pages thereto and Wilmington Trust Company, as trustee (the “Trustee”) under the indenture dated as of August 13, 2003 (the “Indenture”) providing for the issuance of the New Senior Subordinated Notes. Pursuant to the terms of the Supplemental Indenture, the definition of Permitted Holders was amended and the parties confirmed that the Requisite Consents (as defined in the Supplemental Indenture) had been delivered in order to waive the Norcross’ obligations under the Change in Control covenant of the Indenture in connection with the Norcross Transaction.

On January 7, 2005, NSP Holdings and NSP Capital issued $100,000 of 11¾% senior pay in kind notes due 2012 the “Senior Notes”. The proceeds were used to: (i) make a payment in respect of preferred units of $60,000, $58,000 of which were payments in respect of accrued preferred yield and $2,000 of which was the return of a portion of the original capital contribution made by holders of NSP Holdings preferred units, (ii) make distributions in respect of the common units of certain members of management of $2,000, and (iii) pay fees and expenses. The remainder of the net proceeds was used for general corporate purposes, including potential acquisitions and/or distributions to NSP Holdings’ unitholders.

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

The New Credit Facility is secured by a first priority lien on substantially all of the Company’s property and assets. The New Senior Subordinated Notes are general unsecured obligations of the Company that are subordinate to borrowings under the New Credit Facility and European term loans. The New Credit Facility and the New Senior Subordinated Notes are guaranteed by the Company’s domestic subsidiaries and by Safety Products. In addition, borrowings under the Canadian revolver are guaranteed by the Canadian subsidiaries.

Revolving credit facilities in Europe permit borrowings of up to €2,128, of which €2,128 was available at December 31, 2007.

Aggregate maturities of long-term debt at December 31, 2007 are as follows:

2008	$11,654
2009	2,497
2010	50,541
2011	231,665
2012	192,356
$488,713

Interest paid during the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007 was $12,047, $9,406, $26,935 and $27,863, respectively.

10.  Income Taxes

For the Predecessor, certain of the Company’s subsidiaries are subject to foreign and U.S. federal, state and local income taxes. The components of “Income from continuing operations before income taxes and minority interest,” for the C corporations subject to foreign and U.S. federal, state and local income taxes consist of U.S. income of $12,516 and foreign income of $4,624 for the period from January 1, 2005 through July 19, 2005.

For the Successor, Safety Products and its U.S. subsidiaries file a consolidated U.S. corporate income tax return. The income and losses attributable to all other subsidiaries and the U.S. and foreign income taxes attributable to such income or losses are reported in full. The components of “(Loss) income from continuing operations before income taxes and minority interest,” for the subsidiaries subject to foreign and U.S. federal, state and local income taxes consist of U.S. (loss) income of ($5,739), $2,889 and $3,280 and foreign (loss) income of $(164), $11,918 and $18,400 for the period from July 20, 2005 through December 31, 2005 and years ended December 31, 2006 and 2007, respectively.

The income tax expense (benefit) on (loss) income from continuing operations before income taxes and minority interest consists of the following:

	Predecessor	Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year ended December 31,
	2005	2005	2006	2007
Current:
Federal	$185	$33	$(93)	$203
State and local	165	232	1,838	1,414
Foreign	2,712	1,262	4,774	7,162
Total current provision	3,062	1,527	6,519	8,779
Deferred:
Federal	—	(1,223)	723	495
State and local	—	(210)	304	156
Foreign	383	(1,146)	(1,406)	(3,366)
Total deferred expense (benefit)	383	(2,579)	(379)	(2,715)
Income tax expense (benefit)	$3,445	$(1,052)	$6,140	$6,064

The income tax expense (benefit) differs from the amount of income tax (benefit) expense computed by applying the U.S. federal income tax rate to (loss) income from continuing operations before income taxes and minority interest. A reconciliation of the difference is as follows:

	Predecessor	Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year ended December 31,
	2005	2005	2006	2007

Income tax (benefit) expense at statutory federal tax rate	$(4,008)	$(2,066)	$5,182	$7,588
Adjustment for limited liability company income included in the return of the unit holders of NSP Holdings	9,852	—	—	—
C corporation income tax expense at statutory federal tax rate	5,844	(2,066)	5,182	7,588
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	33	(60)	1,179	750
Foreign subsidiaries’ tax rate differences	1,262	146	(151)	(300)
Change in valuation allowance—U.S.	(4,407)	—	—	—
Change in valuation allowance—Foreign	—	(6)	—	—
Change in deferred tax rate	—	—	(1,314)	(2,548)
Nondeductible depreciation, amortization and other expenses	46	68	—	—
Other	667	866	1,244	574
Income tax expense (benefit)	$3,445	$(1,052)	$6,140	$6,064

The tax effect of temporary differences that gave rise to deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2006	2007
Deferred tax assets:
United States net operating loss carryforwards	$8,937	$13,506
United States capital loss carryforwards	—	948
Inventories—Principally obsolescence reserves	3,000	3,657
Intangibles—Principally covenant not to compete	1,086	1,103
Pensions and deferred compensation	5,232	4,526
Allowance for doubtful accounts	279	441
Other—Principally accruals	7,066	5,945
Total deferred tax asset	25,600	30,126
Less: Valuation allowance	1,026	2,283
Net deferred tax asset	24,574	27,843
Deferred tax liabilities:
Property, plant, and equipment	11,712	10,005
LIFO reserve	2,824	2,873
Intangible assets	62,203	62,281
Other—Principally inventory step-up	1,152	1,153
Total deferred tax liabilities	77,891	76,312
Net deferred tax liability	$(53,317)	$(48,469)

The U.S. net operating losses expire beginning in 2020. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the period January 1, 2005 through July 19, 2005, the Predecessor generated taxable income and utilized a portion of its net operating loss carryforward; which resulted in a decrease in the valuation allowance. For the Successor, no valuation reserve is recorded, except related to a capital loss generated as a result of the sale of South Africa, due primarily to two factors:  1) the change in the Company’s tax structure which allows all U.S. subsidiaries to file a consolidated federal return and 2) the creation of significant deferred tax liabilities in purchase accounting which can be offset by the Company’s deferred tax assets, allowing full recognition of the assets.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $39,294 at December 31, 2007. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The income tax expense for the Predecessor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to (loss) income from continuing operations before income taxes and minority interest primarily due to: 1) the tax structure of certain U.S. subsidiaries which requires income taxes to be distributed to and paid by the unitholders, 2) net operating loss carryforwards in the United States and 3) the settlement of income tax audits in Canada and the Netherlands.

The income tax expense for the Successor differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to (loss) income from continuing operations before income taxes and minority interest primarily due to state income taxes and changes in enacted future tax rates in certain foreign jurisdictions which impacted our deferred tax assets and liabilities.

Income taxes paid during the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007 were $2,548, $3,895, $5,677 and $8,644, respectively.

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, which requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

As a result of the implementation of FIN 48, the Company recorded at the date of adoption an additional liability of $5,961 for unrecognized tax benefits relating to uncertain tax positions. Of this amount, approximately $376 was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

At January 1, 2007, the Company had recorded total reserves under FIN 48 of $7,024 that included $6,558 for unrecognized tax benefits, $210 for underpayment interest and $256 for underpayment penalties. Future recognition of the unrecognized tax benefits recorded at January 1, 2007 would have an effect of $776 on the effective tax rate. At December 31, 2007, the Company had $6,396 in unrecognized tax benefits, the recognition of which would have an effect of $1,047 on the effective tax rate. In addition, $4,010 of unrecognized tax benefits would, if realized, reduce goodwill.

The Company cannot state with a reasonable degree of certainty that any amount included in the December 31, 2007 balance of unrecognized tax benefits is likely to change significantly during the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007, the Company had accrued $210 and $256 for the potential payment of interest and penalties related to unrecognized tax benefits, respectively. At December 31, 2007, the Company had accrued $357 and $287 for the potential payment of interest and penalties related to unrecognized tax benefits, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions. As of December 31, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 1998 through 2000 and 2002 through 2006 and to non-U.S. income tax examinations for the tax years of 2003 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1998 through 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$6,558
Additions for tax positions related to the current year	492
Additions for tax positions of prior years	272
Reductions for tax positions of prior years	(452)
Settlements	(474)
Balance at December 31, 2007	$6,396

11.  Employee Benefit Plans

The Company sponsors a tax-qualified, defined-benefit pension plan covering certain U.S.-based employees. Effective December 31, 2006, the Company froze the plan and therefore, employees will no longer accrue benefits under the plan. Through December 31, 2006, the pension plan’s benefits were based on years of service, employment with the Company, retirement date, and compensation or stated amounts for each year of service. The Company’s funding policy is to annually contribute amounts sufficient to meet the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

Additionally, the Company has a nonqualified defined-benefit pension plan covering certain employees who were highly compensated. Effective December 31, 2006, the Company froze this plan and therefore, employees will no longer accrue benefits under this plan.

Certain of the Company’s U.S.-based employees are covered by postretirement health insurance benefit plans. Effective December 31, 2006, participation in the plan was limited to employees over the age of 55 with ten years of service. The expected cost of these benefits is recognized during the years that employees render services. Retiree contributions are required depending on the year of retirement and the number of years of service at the time of retirement.

As a result of the amendments to the tax-qualified and nonqualified pension plans and postretirement health insurance benefit plans as discussed above, the Company recorded a non-cash curtailment gain of $6,751 in 2006, which is reflected in general and administrative expenses.

The following table sets forth the details of the funded status of the pension and post-retirement plans, the amounts recognized in the consolidated statements of financial position, the components of net periodic benefit cost, and the weighted-average assumptions used in determining these amounts:

	Year ended December 31,
	2006		2007
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits

Change in benefit obligation:
Benefit obligation at beginning of period	$73,309	$1,404	$67,508	$1,147
Service cost	2,170	25	23	11
Interest cost	4,018	72	3,942	59
Benefits paid	(2,950)	(192)	(3,048)	(197)
Actuarial gain	(2,413)	(37)	(1,031)	—
Curtailment gain	(6,626)	(125)	—	—
Benefit obligation at end of period	$67,508	$1,147	$67,394	$1,020
Change in plan assets:
Fair value of plan assets at beginning of period	$44,870	$—	$52,863	$—
Actual return on plan assets	5,709	—	2,054	—
Employer contribution	5,234	192	3,985	197
Benefits paid	(2,950)	(192)	(3,048)	(197)
Fair value of plan assets at end of period	$52,863	$—	$55,854	$—
Reconciliation of amount recognized in the consolidated balance sheets:
Accumulated benefit obligation	$(67,508)	$(1,147)	$(67,394)	$(1,020)
Effect of salary projection	—	—	—	—
Projected benefit obligation	(67,508)	(1,147)	(67,394)	(1,020)
Market value of assets	52,863	—	55,854	—
Funded status	(14,645)	(1,147)	(11,540)	(1,020)
Unrecognized actuarial gain	(5,672)	—	(4,482)	—
Unrecognized prior service cost	—	—	—	—
Amount recognized at end of period	$(20,317)	$(1,147)	$(16,022)	$(1,020)
Net amount recognized in the consolidated balance sheets:
Accrued benefit liability	$(20,317)	$(1,147)	$(16,022)	$(1,020)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	(5,672)	—	(4,482)	—
Net amount recognized at end of period	$(14,645)	$(1,147)	$(11,540)	$(1,020)

	Year ended December 31,
	2006		2007
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits

Change in accrued benefit cost:
Accrued benefit cost at beginning of year	$29,662	$1,367	$20,317	$1,147
Net periodic benefit cost (income)	2,515	97	(310)	70
Contributions	(5,234)	(192)	(3,985)	(197)
Curtailment gain	(6,626)	(125)	—	—
Accrued benefit cost at December 31	$20,317	$1,147	$16,022	$1,020
Weighted average assumptions used to determine year end benefit obligation:
Discount rate	5.90%	5.90%	6.48%	6.48%
Rate of compensation increase	4.00%	—	—	—

	Predecessor		Successor
	January 1, 2005 through July 19,		July 20, 2005 through December 31,		Year ended December 31,
	2005		2005		2006		2007
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net benefit cost:
Service cost	$903	$14	$855	$12	$2,170	$25	$23	$11
Interest cost	1,961	43	1,692	34	4,018	72	3,942	59
Expected return on plan assets	(1,780)	—	(1,633)	—	(3,673)	—	(4,275)	—
Amortization of prior service cost	3	9	—	—	—	—	—	—
Amortization of actuarial loss	527	48	—	—	—	—	—	—
Net periodic expense (income)	1,614	114	914	46	2,515	97	(310)	70
Curtailment gain	—	—	—	—	(6,626)	(125)	—	—
Net expense (income)	$1,614	$114	$914	$46	$(4,111)	$(28)	$(310)	$70
Weighted-average assumptions used to determine net periodic benefit cost are as follows:
Discount rate	5.75%	5.75%	5.25%	5.25%	5.50%	5.50%	5.90%	5.90%
Expected return on plan assets	8.50%	—	8.50%	—	8.00%	—	8.00%	—
Rate of compensation increase	4.00%	—	4.00%	—	4.00%	—	—	—

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

The Company’s plan asset allocation at December 31, 2006 and 2007, and target allocation for 2008, by asset category are as follows:

					Target
	Actual				Allocation
	2006		2007		2008
	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Equity securities	60%	—%	59%	—%	60%	—%
Debt securities	40%	—%	41%	—%	40%	—%

Future expected benefit payments as of December 31, 2007, is as follows:

2008	$3,516
2009	3,688
2010	3,890
2011	4,159
2012	4,341
Thereafter	24,726
$44,320

The Company expects 2008 contributions for pension and post-retirement benefits to be approximately $2,154. The Company does not expect any amounts included in accumulated other comprehensive income as of December 31, 2007 to be recognized for the year ended December 31, 2008.

The Company also sponsors defined-contribution plans covering substantially all of its U.S.-based employees. The Company’s contribution to these plans ranges from 0% to 4% of a participant’s salary. In addition, the Company may elect to make discretionary contributions to some of the plans. The amount expensed for various match provisions of the plans was $558, $406, $1,104 and $1,641 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

12.  Lease Commitments

The Company leases certain facilities under various noncancelable operating lease agreements. Future minimum lease payments under capital and noncancelable operating leases as of December 31, 2007, are as follows:

Operating Leases
2008	$7,759
2009	6,569
2010	5,144
2011	3,498
2012	2,423
Thereafter	9,706
Total minimum lease payments	$35,099

Rent expense was $3,314, $2,544, $6,987 and $7,956 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively.

13.  Legal Proceedings

The Company is subject to various claims arising in the ordinary course of business. Most of these lawsuits and claims are product liability matters that arise out of the use of respiratory product lines manufactured by the Company’s North Safety Products subsidiary. As of December 31, 2007, the Company’s North Safety Products subsidiary, along with its predecessors and/or the former owners of such business were named as defendants in approximately 629 lawsuits involving respirators allegedly manufactured and sold by it or its predecessors. The Company is also monitoring an additional two lawsuits in which it feels that North Safety Products, its predecessors and/or the former owners of such businesses may be named as defendants. Collectively, these 631 lawsuits represent a total of approximately 8,396 plaintiffs. Approximately 85% of these lawsuits involve plaintiffs alleging injury resulting from exposure to silica dust, with the remainder alleging injury resulting from exposure to other dust particles, including asbestos. These lawsuits typically allege that the purported injuries resulted in part from respirators that were negligently designed or manufactured. Invensys plc (“Invensys”), formerly Siebe plc, is contractually obligated to indemnify the Company for any losses, including costs of defending claims, resulting from respiratory products manufactured or sold prior to the acquisition of North Safety Products in October 1998.

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

Based upon information provided to the Company by Invensys, the Company believes activity related to these lawsuits was as follows for the year ended December 31, 2007:

	2005		2006		2007
	Plaintiffs	Cases	Plaintiffs	Cases	Plaintiffs	Cases
Beginning lawsuits	25,944	858	18,459	1,148	8,746	644
New lawsuits	2,226	587	653	498	38	35
Settlements	24	(32)	(5)	(5)	(6)	(2)
Dismissals and other	(9,735)	(265)	(10,361)	(997)	(382)	(46)
Ending lawsuits	18,459	1,148	8,746	644	8,396	631

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

Plaintiffs have asserted specific dollar claims in approximately 30% of the approximately 629 cases pending as of December 31, 2007 in which North Safety Products, its predecessors and/or the former owners of such businesses have been named as defendants. A majority of jurisdictions prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed typically bear no relation to the level of the plaintiff’s injury, (2) the complaints typically assert claims against numerous defendants and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed. Of the 629 complaints maintained in the Company’s records, 439 do not specify the amount of damages sought, 25 generally allege damages in excess of $50, one alleges compensatory damages in excess of $50 and an unspecified amount of punitive damages, 103 allege compensatory damages and punitive damages, each in excess of $25, two generally allege damages in excess of $100, two allege compensatory damages and punitive damages, each in excess of $50, 20 generally allege damages in excess of $15,000, one generally alleges damages of $23,000, one alleges compensatory damages and punitive damages, each in excess of $10, four allege general damages of $18,000 and punitive damages of $10,000, two allege general damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each in excess of $15, one alleges punitive damages in excess of $50, one generally alleges damages in excess of $15, 12 generally allege damages in excess of $25, one alleges compensatory damages of $18,000 and punitive damages of $10,000, one alleges punitive damages of $13,500 and compensatory damages of $10,000, one alleges punitive damages of $13,000 and compensatory damages of $10,000, eight allege compensatory damages of $13,000 and punitive damages of $10,000, one alleges compensatory and punitive damages, each of $15 and two allege compensatory and punitive damages, each in excess of $15,000. The Company currently does not have access to the complaints with respect to the previously mentioned additional two monitored cases, and therefore it does not know whether these cases allege specific damages, or if so, the amount of such damages, but is in the process of seeking to obtain such information. Due to the reasons noted above and to the indemnification arrangements benefiting the Company, it does not believe that the damage amounts specified in these complaints are a meaningful factor in any assessment of the Company’s potential liability.

The Predecessor recorded a $1,250 reserve for respiratory claims during the year ended December 31, 2004. The Predecessor re-evaluated this reserve in its first and second quarter 2005 financial statements and concluded the $1,250 recorded reserve continued to be its best estimate of the probable loss for the respiratory contingency.

In the July 2005 acquisition purchase accounting (as first reported in the Form 10-Q for the third quarter of 2005), the Company carried forward the $1,250 liability for this pre-acquisition contingency. Although management concluded that it was likely their estimate of this pre-acquisition contingent liability would be increased during the purchase accounting allocation period as the new ownership finalized their strategy for addressing the liability and gathered information (primarily related to case information and the working relationship among the prior owners of North Safety Products), it was unlikely the amount would be lower than the $1,250. Thus, the $1,250 amount represented the low end of a probable loss range, subject to further adjustment during the allocation period.

In December 2005, the Company began negotiations with the former owners of the North Safety Products business to enter into the JDA. The Company determined that the liability should be increased to $5,000 as of December 31, 2005 as part of the purchase price allocation process. The $5,000 reserve as of December 31, 2005 represented management’s best estimate of the liability based on the current status of negotiations. As of December 31, 2005, the estimate was still preliminary as the Company was awaiting finalization of the JDA negotiation process.

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

In the fourth quarter 2007, the Company re-evaluated the reserve based on the favorable impact of the new rules and the significant decline in new and existing claims (as discussed above) using a five-year projection of claims and related defense cost approach and concluded that the best estimate of the probable loss for the respiratory contingency was $5.0 million. The reserve was reduced by $1.8 million through a credit to operating expenses. As of December 31, 2007, the reserve balance was $5.0 million.

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

In connection with an ongoing dispute, one of the Company’s competitors has filed a complaint against it alleging that the Company have made a series of misrepresentations concerning this competitor and its products. The complaint seeks a retraction of all statements alleged to have been made by the Company and unspecified damages, including legal fess. A bench trail on the issue of liability was held in February 2006 and the matter is now awaiting ruling by the court. The Company intends to vigorously defend against these claims.

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

14.  Restructuring and Merger-Related Charges

In conjunction with the Fibre-Metal Transaction, the Company initiated a restructuring plan to close the Fibre-Metal manufacturing facility located in Concordville, Pennsylvania and move production to its Cranston, Rhode Island and Mexicali, Mexico facilities. In addition, the Company closed certain Fibre-Metal distribution centers and integrated Fibre-

Metal distribution into its existing distribution facilities. The Company implemented this plan in order to increase profitability through utilizing excess capacity at its existing plants and moving manufacturing to locations with favorable labor costs. The restructuring was completed in 2007. As of the date of the Fibre-Metal Transaction, the Company recorded an accrual for costs associated with the plan of $1,716, comprised of $1,383 in severance costs and $333 in facility closure and other exit costs. The restructuring liability was classified within the accrued expenses caption on the consolidated balance sheet.

In conjunction with the White Rubber Transaction, the Company initiated a restructuring plan to move certain production and distribution functions located in Ohio and Washington to its Charleston, South Carolina, Skokie, Illinois and Chicago, Illinois facilities. The Company initiated this plan in order to increase profitability by utilizing excess capacity and consolidating distribution functions. The restructuring was completed in 2007. As of the date of the White Rubber Transaction, the Company recorded an accrual for costs associated with the plan of $1,018, comprised of severance and severance related costs. The restructuring liability is classified within the accrued expenses caption on the consolidated balance sheet.

A rollforward of the restructuring liability associated with the Fibre-Metal Transaction and White Rubber Transaction is as follows:

	Severance and severance related costs	Facility closure and other exit costs	Total
Balance at January 1, 2006	$1,383	$333	$1,716
White Rubber additions	1,018	—	1,018
Payments	(522)	(163)	(685)
Effect of foreign currency translation	1	3	4
Balance as of December 31, 2006	1,880	173	2,053
Payments	(1,757)	(174)	(1,931)
Effect of foreign currency translation	—	1	1
Balance as of December 31, 2007	$123	$—	$123

For the years ended December 31, 2006 and 2007, the Company also recorded $1,539 and $3,696, respectively, of restructuring and merger-related charges related to plant relocations, personnel reorganization and acquisition integration activities. As of December 31, 2007, the restructuring liability associated with these restructuring and merger-related charges was $3,015 and is classified within the accrued expense caption on the consolidated balance sheet. The majority of this balance relates to severance and severance related costs which will be paid during the next twelve months period.

15.  Related Party Transactions

The Company leases a facility in Dayton, Ohio from American Firefighters Cooperative, Inc., a corporation controlled by William L. Grilliot, President—Fire Service. The initial term of the lease ended on February 28, 2005, and was extended through April 30, 2009. The base rent is $348 per year, payable in monthly installments. In addition, the Company must also pay American Firefighters Cooperative, Inc. all general and special assessments of every kind, as additional rent during the term of the lease. The rent paid was $218, $155, $382 and $382 for the period from January 1, 2005 through July 19, 2005, the period from July 20, 2005 through December 31, 2005 and the years ended December 31, 2006 and 2007, respectively. In December 2007, an amendment to the lease was entered related to the expansion of the facility. The base rent under the amended lease is $587 per year, payable in monthly installments and begins upon the completion of the expansion. In addition, the lease is extended five years from the date of completion.

The Company leases a facility in Ohatchee, Alabama from WKDG Properties, LLC, a limited liability company controlled by Ernest Paffumi, our Vice President and General Manager-American Firewear and Robert Morgan, our Vice President of Production and Purchasing-American Firewear. The lease began February 2, 2006 and has a six year term with the option to renew the lease for two periods of three years. The base rent is $146 per year, payable in monthly installments. In addition, the Company must also pay WKDG Properties, LLC the actual amount of all real estate taxes and operating expenses of every kind, as additional rent during the term of the lease. The rent paid for the years ended December 31, 2006 and 2007 was $134 and $149, respectively.

16.  Segment Data

The Company has three reporting segments (each of which are operating segments):  general safety and preparedness, fire service, and electrical safety. General safety and preparedness offers products to a wide variety of industries, including manufacturing, agriculture, automotive, construction, food processing and pharmaceutical industries and the military, under the North, Ranger, Servus, KCL, Fibre-Metal and NEOS  brand names. The product offering includes respiratory protection, protective footwear, hand protection, eye, head and face protection, first aid, hearing protection and fall protection. The Company sells its general safety and preparedness products primarily through industrial distributors. Fire service offers personal protection equipment for the fire service market, providing firefighters head-to-toe protection. The product offering includes turnout gear, fireboots, helmets, gloves and other accessories. The Company markets its products under the Total Fire Group umbrella, using the brand names of Morning Pride, Ranger, Servus, American Firewear and Pro-Warrington. The Company sells its fire service products primarily through specialized fire service distributors. Electrical safety offers personal protection equipment for the utility market under the Salisbury, Servus and Safety Line brands. The product offering includes linemen equipment, gloves, sleeves, footwear and arc flash protection. The Company distributes its electrical safety products through specialized distributors, test labs, utilities, and electrical contractors.

Corporate expenses include general and administrative expense such as administrative, finance, human resources and legal, which are not directly associated with one of the reporting segments. In addition, the interest expense associated with the 11¾% senior pay in kind notes due 2012 is included within corporate expenses. Corporate assets primarily include the deferred financing costs associated with the 11¾% senior pay in kind notes due 2012 and Safety Products investment in Norcross.

The elimination column includes the elimination of intercompany net sales among the three reporting segments and the elimination of investment in subsidiaries among Safety Products, Norcross and the various subsidiaries.

The following table presents information about the Company by segment:

	General Safety and Preparedness	Fire Service	Electrical Safety	Corporate	Eliminations	Total
Predecessor Company
Period from January 1, 2005 through July 19, 2005
Net sales—third parties	$175,572	$51,702	$33,558	$—	$—	$260,832
Net sales—intersegment	5,548	—	—	—	(5,548)	—
Income (loss) from continuing operations	19,361	9,332	8,442	(24,127)	—	13,008
Interest expense	13,111	14	—	11,458	—	24,583
Income tax expense	3,199	146	—	100	—	3,445
Depreciation and amortization	5,319	238	944	5	—	6,506
Purchase of plant, property and equipment	3,349	91	810	—	—	4,250
Successor Company
Period from July 20, 2005 through December 31, 2005
Net sales—third parties	138,146	36,213	27,080	—	—	201,439
Net sales—intersegment	3,750	—	—	—	(3,750)	—
Income (loss) from continuing operations	7,511	2,574	4,352	(2,876)	—	11,561
Interest expense	9,495	3	—	8,146	—	17,644
Income tax expense (benefit)	753	1,086	—	(2,891)	—	(1,052)
Depreciation and amortization	7,448	2,731	2,180	2	—	12,361
Purchase of plant, property and equipment	4,215	175	647	—	—	5,037
Year ended December 31, 2006
Net sales—third parties	370,931	87,902	78,842	—	—	537,675
Net sales—intersegment	9,307	—	—	—	(9,307)	—
Restructuring and merger-related charges	1,417	—	122	—	—	1,539
Income (loss) from continuing operations	45,702	8,364	14,853	(8,992)	—	59,927
Interest expense	27,136	71	—	19,650	—	46,857
Income tax expense (benefit)	10,251	3,190	(357)	(6,944)	—	6,140
Depreciation and amortization	16,796	4,571	4,455	13	—	25,835
Purchase of plant, property and equipment	9,294	285	1,994	—	—	11,573
Total assets	730,576	143,415	122,543	232,117	(484,569)	744,082
Year ended December 31, 2007
Net sales—third parties	410,962	100,607	97,328	—	—	608,897
Net sales—intersegment	8,252	—	375	—	(8,627)	—
Restructuring and merger-related charges	2,526	119	1,051	—	—	3,696
Income (loss) from continuing operations	51,691	12,438	18,042	(11,777)	—	70,394
Interest expense	27,770	59	—	21,795	—	49,624
Income tax expense (benefit)	2,749	4,616	6,322	(7,623)	—	6,064
Depreciation and amortization	16,719	4,629	5,138	112	—	26,598
Purchase of plant, property and equipment	7,786	615	3,622	—	—	12,023
Total assets	781,771	140,444	121,160	230,103	(483,828)	789,650

17.  Product Line Data

The following table presents net sales of the Company by product line:

	Predecessor	Successor
	January 1, 2005 through July 19, 2005	July 20, 2005 through December 31, 2005	Year ended December 31,
			2006	2007
Protective footwear	$51,191	$44,256	$93,550	$100,198
Hand protection	66,606	46,328	127,941	148,447
Eye, head and face	22,540	20,379	82,881	89,567
Respiratory	33,591	25,622	66,954	71,938
Protective garments	37,672	28,251	61,830	73,936
First aid	8,655	5,893	15,553	16,652
Hearing protection	4,095	2,802	7,209	7,414
Fall protection	9,283	6,934	18,978	22,879
Linemen equipment	17,613	14,418	42,999	55,273
Other	9,586	6,556	19,780	22,593
	$260,832	$201,439	$537,675	$608,897

18.  Geographic Data

The following table presents information about the Company by geographic area:

	United States	Europe	Canada	Other	Total Foreign	Consolidated
Predecessor Company
Period from January 1, 2005 through July 19, 2005
Net sales	$173,711	$46,204	$40,917	$—	$87,121	$260,832
Successor Company
Period from July 20, 2005 through December 31, 2005
Net sales	139,405	30,380	31,654	—	62,034	201,439
Year ended December 31, 2006
Net sales	358,496	88,332	90,607	240	179,179	537,675
Long-lived assets	296,102	34,365	24,643	1,074	60,082	356,184
Year ended December 31, 2007
Net sales	401,077	109,254	96,707	1,859	207,820	608,897
Long-lived assets	286,210	38,025	26,913	87	65,025	351,235

19.  Subsidiary Guarantors

Safety Products and NSP Capital are co-issuers of the 11¾% senior pay in kind notes due 2012. Both Safety Products and NSP Capital have no independent assets or operations. NSP Capital is a 100% owned finance subsidiary of Safety Products. The 11¾% senior pay in kind notes due 2012 are not guaranteed by any subsidiary of the Company. The terms of the New Credit Facility significantly restrict Norcross from paying dividends and otherwise transferring assets to the Company. Further, the terms of the indenture governing its 9 7/8 % senior subordinated notes due 2011 significantly restrict Norcross and the Company’s other subsidiaries from paying dividends and otherwise transferring assets to the Company, except for ordinary course operating expenses.

20.  Quarterly Results (Unaudited)

The following tables contain selected unaudited consolidated statements of operations information for each quarter of 2006 and 2007. The Company believes that the following information reflects all normal recurring adjustments (except as noted) necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year ended December 31, 2006
	Quarter ended December 31		Quarter ended September 30	Quarter ended July 1	Quarter ended April 1
Net sales	$133,264		$136,777	$131,275	$136,359
Gross profit	47,051		49,616	52,118	52,257
Net income	819	(1)	889	3,469	3,687

	Year ended December 31, 2007
	Quarter ended December 31		Quarter ended September 29	Quarter ended June 30	Quarter ended March 31
Net sales	$152,934		$151,406	$156,406	$148,151
Gross profit	55,259		58,245	62,027	57,442
Net income	2,095	(2)	4,514	2,389	3,783

(1)	Includes $6,751 of income associated with a non-cash curtailment gain recorded as a result of freezing the Company’s U.S. defined benefit plans (See Note 11).

(2)

Includes $1,800 of income associated with the reduction in the reserve for respiratory claims (See Note 13) and $2,966 of expense associated with plant relocations, personnel reorganization and acquisition integration activities (See Note 14).

21.  Members’ Deficit/Shareholders’ Equity

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

Unit Appreciation Rights Plan

The Predecessor had a unit appreciation rights plan (Rights Plan), whereby the Board of Managers or their designee may issue to key employees up to 476,700 of unit appreciation rights. As of the date of the Norcross Transaction, 441,264 appreciation rights were outstanding. Individuals vested in appreciated rights over four years (first year: 10%; second year: 20%; third year: 30%; and fourth year: 40%). Vesting accelerated upon certain events, including a participant’s death and the sale of the NSP Holdings or an initial public offering. All appreciation rights were issued at fair market value at the date of grant. As part of the Norcross Transaction, all outstanding unit appreciation rights were exercised with a realized value of $2,720. This amount was recognized as management incentive compensation by the Company in the period from January 1, 2005 through July 19, 2005.

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

In connection with an acquisition, the Predecessor issued additional mandatorily redeemable preferred units for $1,950, respectively. These preferred units also accrued dividends at a semiannual compound rate of 10%, and were mandatorily redeemable by the Predecessor on September 30, 2013.

For the period from January 1, 2005 through July 19, 2005, the Predecessor classified $4,833 of preferred unit dividends as interest expense.

On January 7, 2005, the Predecessor made a payment in respect of the preferred units of $60,000, $58,000 of which were payments in respect of accrued preferred yield and $2,000 of which was the return of a portion of the original capital contribution made by holders of NSP Holdings preferred units (See Note 8). As part of the Norcross Transaction, all outstanding accrued preferred yield and capital was funded to the preferred unit holders.

Class E Units

The Predecessor authorized the issuance of 1,000 Class E Units, which vest 6.25% quarterly. As of the date of the Norcross Transaction, 986 Class E Units were issued to senior management of the Company for $1. The holders of Class E Units were entitled to distributions on the Company’s units as defined in the Company’s Second Amended and Restated Limited Liability Company Agreement. As part of the Norcross Transaction, the Predecessor funded $7,698 to the holders of Class E Units.

Common Units

In addition to the preferred units and Class E Unites, the Predecessor’s equity structure consisted of Class A common units, Class B common units, Class C common units, and Class D common units. Class B common units and Class D common units were nonvoting. Common units were generally convertible into other classes of common units at the member’s request, with certain restrictions based on Class B and Class C unit holders, as defined.

Common Shares

As of December 31, 2007, the Company had 15,000,000 authorized common shares and 11,030,884 outstanding common shares with a par price of $0.01 per share.

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

The management loans were repaid as part of the Norcross Transaction.

22.  Management Incentive Compensation

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

In the first quarter of 2006, Safety Products granted a total of 1,213,559 non-qualified options in connection with the Plan (the “Initial Grant”). Outstanding non-qualified stock options under the Initial Grant have an expiration date ten years from the date of grant and have an exercise price of $10 per share. In the fourth quarter of 2006, Safety Products granted a total of 132,000 non-qualified options in connection with the Plan (the “Second Grant”). Outstanding non-qualified stock options under the Second Grant have an expiration date ten years from the date of grant and have an exercise price of $19.67 per share. In the second quarter of 2007, Safety Products granted a total of 86,000 non-qualified options in connection with the Plan (the “Third Grant”). Outstanding non-qualified stock operation under the Third Grant have an expiration date ten years from the date of grant and have an exercise price of $19.78 per share.

All non-qualified stock options were granted with an exercise price equal to the fair market value on the date of grant. The fair market value for the Initial Grant was consistent with the price paid by Odyssey as part of the Norcross Transaction. The fair market values for the Second Grant and Third Grant were determined using a discounting cash flow analysis.

During the year ended December 31, 2007, no options expired or were exercised. The Company did enter into a cancellation agreement in which the Company paid $35 to cancel 10,000 non-qualified options (vested and non-vested) granted within the Initial Grant. This additional expense was reflected within $1,679 of management incentive compensation for the year ended December 31, 2007.

The non-qualified stock options under the Initial Grant, Second Grant and Third Grant are scheduled to vest over an approximate eight year period. In addition, a portion of the non-qualified stock options are subject to accelerated vesting provisions when certain performance targets are met. Through December 31, 2007, all performance targets within the Initial Grant, Second Grant and Third Grant have been or are expected to be met. The non-qualified stock options are subject to further acceleration clauses based on change in control provisions. As of December 31, 2007, 676,035 shares of non-qualified stock options were vested under Initial Grant, 43,996 shares of non-qualified stock options were vested under the Second Grant and 9,824 shares of non-qualified stock options were vested under the Third Grant.

As of December 31, 2007, there was approximately $2,127, $650 and $651 of unrecognized management incentive compensation related to nonvested non-qualified stock options under the Initial Grant, Second Grant and Third Grant, respectively. The Company expects to recognize this management incentive compensation over a weighted average period of 4.0 years under the Initial Grant, 3.0 years under the Second Grant and 4.5 years under the Third Grant.

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

	Initial Grant	Second Grant	Third Grant
Weighted-average fair value of options granted:
At fair value	$3.95	$7.39	$8.55

Assumptions:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	40.0%	40.0%
Risk-free interest rate	5.0%	4.6%	5.1%
Expected life of option (years)	5.0	4.0	5.5

As a result of the Norcross Transaction, the Predecessor recognized $16,388 in management incentive compensation expense during the January 1, 2005 through July 19, 2005 predecessor period. The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Norcross Transaction.

23.  Seller Transaction Expenses

NSP Holdings incurred $4,646 in transaction expenses related to professional services during the January 1, 2005 through July 19, 2005 predecessor period. The expenses were funded by the Predecessor from proceeds realized upon the consummation of the Norcross Transaction. These costs are reflected within operating expenses as seller transaction expenses.

SAFETY PRODUCTS HOLDINGS, INC. (PARENT COMPANY ONLY)

(NSP Holdings L.L.C. as predecessor)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

(Amounts in Thousands)

	December 31,
	2006	2007
Assets
Cash	$700	$718
Prepaid expenses and other current assets	69	63
Total current assets	769	781
Deferred financing costs, net	10,130	8,104
Investment in subsidiary	260,502	317,597
Deferred income taxes	4,002	5,176
Total assets	$275,403	$331,658

Liabilities and shareholders’ equity
Current liabilities:
Accrued expenses	$53	$119
Current maturities of long-term obligations	(1,010)	(1,148)
Total current liabilities	(957)	(1,029)
Long-term obligations	149,474	169,382
Shareholders’ equity:
Common shares	110	110
Contributed capital	111,883	113,527
Retained earnings	4,098	16,503
Accumulated other comprehensive income	10,795	33,165
Total shareholders’ equity	126,886	163,305
Total liabilities and shareholders’ equity	$275,403	$331,658

See notes to condensed financial statements.

SAFETY PRODUCTS HOLDINGS, INC. (PARENT COMPANY ONLY)

(NSP Holdings L.L.C. as predecessor)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

STATEMENTS OF OPERATIONS

(Amounts in Thousands)

	Predecessor	Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year ended December 31,
	2005	2005	2006	2007
General and administrative	$(3,094)	$(113)	$(326)	$(185)
Seller transaction expense	(4,646)	—	—	—
Interest expense	(11,458)	(8,156)	(19,650)	(21,795)
Interest income	450	—	—	19
Income tax (expense) benefit	(100)	2,457	6,944	7,623
Equity in earnings of subsidiary	4,385	1,046	21,896	27,119
Net (loss) income	$(14,463)	$(4,766)	$8,864	$12,781

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC. (PARENT COMPANY ONLY)

(NSP Holdings L.L.C. as predecessor)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Predecessor	Successor
	January 1, 2005 through July 19,	July 20, 2005 through December 31,	Year ended December 31,
	2005	2005	2006	2007
Operating activities
Net cash (used in) provided by operating activities	$(667)	$268	$2,315	$6,356
Investing activities
Investment in subsidiary	—	(121,114)	—	—
Advances from (to) subsidiary	567	728	(2,464)	(6,338)
Net cash provided by (used in) investing activities	567	(120,386)	(2,464)	(6,338)
Financing activities
Payments for deferred financing costs	(3,246)	(13,062)	—	—
Payments from borrowings	100,000	23,646	—	—
Proceeds from capital contribution	—	109,670	713	—
Distribution of preferred units	(60,000)	—	—	—
Distribution of common units	(2,509)	—	—	—
Net cash provided by financing activities	34,245	120,254	713	—
Effect of exchange rate changes on cash	—	—	—	—
Net increase in cash and cash equivalents	34,145	136	564	18
Cash and cash equivalents at beginning of period	—	—	136	700
Cash and cash equivalents at end of period	$34,145	136	$700	$718

See notes to consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC. (PARENT COMPANY ONLY)

(NSP Holdings L.L.C. as predecessor)

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

NOTES TO FINANCIAL STATEMENTS

THE PERIOD FROM JANUARY 1, 2005 THROUGH JULY 19, 2005,

THE PERIOD FROM July 20, 2005 THROUGH DECEMBER 31, 2005 AND

 THE YEARS ENDED DECEMBER 31, 2006 AND 2007

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

3.  Investment in Subsidiary

Safety Products accounts for its investment in Norcross under the equity method of accounting. Advances to or from Norcross are included within the investment in subsidiary.

4.  Debt

On January 7, 2005, NSP Holdings and NSP Capital issued $100,000 of 11¾% senior pay in kind notes due 2012 (the “Senior Notes”). The proceeds were used to: (i) make a payment in respect of preferred units of $60,000, $58,000 of which were payments in respect of accrued preferred yield and $2,000 of which was the return of a portion of the original capital contribution made by holders of NSP Holdings preferred units, (ii) make distributions in respect of the common units of certain members of management of $2,000, and (iii) pay fees and expenses. The remainder of the net proceeds were used for general corporate purposes, including potential acquisitions and/or distributions to NSP Holdings’ unitholders.

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

For the period from January 1, 2005 through July 19, 2005, the Predecessor classified $4,833 of preferred unit dividends as interest expense.

6.  Commitments and Contingencies

Safety Products along with Norcross has guaranteed Norcross’ obligations under Norcross’ senior credit facility, which consists of a term loan and revolving credit facilities, and secures its guarantee with substantially all of the Company’s assets, including the stock of Norcross. As of December 31, 2007, there was $161,711 outstanding under the term loan at an interest rate of 7.3%. Norcross also had $2,446 of letters of credit outstanding, in addition to $47,554 available for borrowings under the revolving credit facilities as of December 31, 2007.

SCHEDULE II — VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES (IN THOUSANDS)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions— write-offs	Balance at end of period
Predecessor Company
Reserve for inventory obsolescence for the period from January 1, 2005 through July 19, 2005	$9,300	$229	$(82)	$(368)	$9,079

Successor Company
Reserve for inventory obsolescence for the period from July 20, 2005 through December 31, 2005	9,079	1,182	317	(1,318)	9,260

Reserve for inventory obsolescence for the year ended December 31, 2006	9,260	2,319	1,395	(2,394)	10,580

Reserve for inventory obsolescence for the year ended December 31, 2007	10,580	2,425	568	(3,922)	9,651

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions— write-offs	Balance at end of period
Predecessor Company
Allowances for uncollectible accounts for the period from January 1, 2005 through July 19, 2005	$2,063	$242	$(115)	$(29)	$2,161

Successor Company
Allowances for uncollectible accounts for the period from July 20, 2005 through December 31, 2005	2,161	183	82	(109)	2,317

Allowances for uncollectible accounts for the year ended December 31, 2006	2,317	482	31	(507)	2,323

Allowances for uncollectible accounts for the year ended December 31, 2007	2,323	608	146	(745)	2,332

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and notes to the consolidated financial statements. The financial statements were prepared in accordance with the accounting principles generally accepted in the United States and include certain amounts based on management’s judgment and best estimates. Other financial information presented is consistent with the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed under the supervision of the Company’s principal executive and financial officers in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of Ernst & Young LLP, the Company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Ernst & Young LLP pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Safety Products Holdings, Inc.

Oak Brook, Illinois
March 13, 2008

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and the members of our board of directors are as follows:

Name	Age	Position(s) held
Robert A. Peterson	51	President and Chief Executive Officer, Director
David F. Myers, Jr.	45	Executive Vice President, Chief Financial Officer and Secretary, Director
William J. Hayes	48	President—General Safety and Preparedness
Charles S. Ellis	59	President—North Worldwide
Kenneth R. Martell	59	Vice President and General Manager—Electrical Safety
Brian Kwait	46	Director
Craig P. Staub	36	Director
Matthew A. Satnick	28	Director

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

William J. Hayes. Mr. Hayes has served as our President-General Safety and Preparedness since October 2006. Mr. Hayes was previously with Nitto Denko Corporation, where he served as President and Chief Executive Officer of Nitto Americas (Nitto Denko’s $350 million portfolio of U.S.—based manufacturing companies) and also served as Corporate Vice President of Nitto Denko, a multi-billion dollar global business. Prior to joining Nitto Denko in 1994, Mr. Hayes served as General Manager of Brady Coated Products Co., a unit of Brady Corp. Prior to joining Brady in 1987, Mr. Hayes worked for Johnson & Johnson and Avery Dennison in a variety of positions.

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

Brian Kwait. Mr. Kwait has served as a member of the board of directors since July 2005. He is a Managing Principal at Odyssey Investment Partners, LLC and was a principal in the private equity investing group of Odyssey Partners, L.P. from 1989 to 1997. He also currently serves on the Board of Directors of Ranpak Holdings, Pro Mach, Inc. and Wastequip, Inc. Prior to joining Odyssey Partners, Mr. Kwait was a corporate finance associate at Bear, Stearns & Co., Inc. Prior to joining Bear Stearns, he was a senior accountant at Ernst & Whinney. Mr. Kwait is a CPA.

Craig P. Staub. Mr. Staub has served as a member of the board of directors since April 2006. Mr. Staub joined Odyssey Investment Partners, LLC in 2003 and also currently serves on the Board of Directors of Ranpak Holdings and Pro Mach, Inc. Prior to joining Odyssey, Mr. Staub was a vice president at Westbury Equity Partners where he was responsible for executing and monitoring private equity investments. Previously, he was a vice president for The Shattan Group, a boutique investment bank and Marakon Associates, a strategic consulting firm.

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

Board Composition

Odyssey Investment Partners Fund III, LP (“Odyssey Fund”) owns approximately 75% of the capital stock of Safety Products. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The stockholders agreement among Safety Products, Odyssey Fund and Safety Products, LLC (“SPL”), which was entered into in July 2005, provides that the board of directors of Safety Products will consist of five members or such other number as may be agreed upon by Odyssey Fund and SPL. Pursuant to the stockholders agreement, SPL is required to vote in favor of any designee or designees to the board of directors selected by Odyssey Fund. The board of directors of Safety Products and our board of directors have the same members. Three of our five directors, Messrs. Kwait, Satnick and Staub, are members of Odyssey, the general partner of Odyssey Fund. For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”

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

Code of Ethics

We have adopted a written code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code may be found on our Internet website, www.nspusa.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Following the Norcross Transaction, our board of directors consists of three non-employee directors who are employed by affiliates of Odyssey, Robert A. Peterson, our President and Chief Executive Officer, and David F. Myers, Jr., our Executive Vice President and Chief Financial Officer. At present, our board of directors does not have a compensation committee but may determine to form one in the future, which would likely be comprised of certain of its non-employee directors and Mr. Peterson.

In connection with the Norcross Transaction, affiliates of Odyssey negotiated compensation arrangements with certain of our named executive officers, and the compensation paid to these executive officers, including the base salaries and performance targets on which incentive compensation is based, reflects the results of such negotiations. Additionally, certain of our named executive officers negotiated the terms of the 2005 Option Plan of Safety Products Holdings, Inc. (the “Option Plan”). The option grants and vesting schedule, as more specifically set forth in the discussion entitled “Option Grants” under the Grants of Plan-Based Awards Table, are a result of such negotiations. Following the Norcross Transaction, decisions with respect to Mr. Peterson’s and Mr. Myers’ compensation are made by our non-employee directors, and decisions regarding the compensation of our remaining executive officers are made by our non-employee directors, in consultation with our Chief Executive Officer.

Throughout this analysis, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2007, as well as other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

Compensation Objectives and Program Structure. Our compensation determinations are made by our board of directors. The board is responsible for determining the compensation elements and amounts paid to each of the named executive officers. The primary objectives of our executive compensation program are to:

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

Annual Cash Bonus. The objective of the annual cash bonus incentive is to reward executive officers for the performance of the Company and its subsidiaries as well as for individual performance. The annual cash bonus is based on performance metrics, which vary among the named executive officers and are set based on the annual budget. The bonus for Messrs. Peterson and Myers is based solely on a budget consolidated EBITDA. The bonus for Mr. Hayes is based on budget EBITDA of our general safety and preparedness segment. The bonus for Mr. Ellis is based on the following budget performance targets with respect to certain divisions of the general safety and preparedness segment: EBITDA and net working capital. The bonus for Mr. Martell is based on the following budget performance targets with respect to our electrical safety segment: EBITDA, net sales, inventory turns and fill rate. In 2007, the bonus for Messrs. Hayes, Ellis and Martell also included a discretionary payment based on their contributions to integration, process improvement initiatives and other activities. For a more detailed description of the annual cash bonus payments, please see the discussion entitled “Summary of Grants of Plan-Based Awards.”

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

The Option Plan is currently administered by the board of directors unless that board delegates administration to its compensation committee. The board has the authority to determine to whom options will be granted, and to establish the terms and conditions of those grants. However, in no event may the exercise price of any option granted under the plan be less than the fair market value of the shares underlying that option on the date the option is granted and no option may have a term that exceeds 10 years. Additionally, neither the board nor the compensation committee may exercise its discretion in a way that would prevent an incentive stock option from qualifying as such under Section 422 of the Internal Revenue Code. The Option Plan and the underlying agreements provide, and will provide, that unless determined otherwise at the time the option is granted, following termination of employment, options that have not previously become exercisable will not become exercisable and that the exercise period of a vested (exercisable) option will generally be limited, provided that vested options will be cancelled immediately upon a termination for cause.

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

Retirement Benefits. Messrs. Ellis and Martell participate in the Norcross Safety Products L.L.C. Employees’ Pension Plan (the “NSP Pension Plan”), which is a tax-qualified defined benefit plan. Messrs. Peterson, Myers and Ellis are participants in the North Safety Products, Inc. Benefit Restoration Plan (“Restoration Plan”), which is a non-qualified unfunded defined benefit plan. Eligibility for this plan includes North Safety Products employees whose benefits are limited by the Internal Revenue Code or those employees selected by our board of directors. The NSP Pension Plan and the Restoration Plan were frozen for future benefit accruals as of December 31, 2006. Prior to 2006, Messrs. Myers and Peterson were not participants in the Restoration Plan. In connection with entering into new employment agreements with Mr. Peterson and Mr. Myers as part of the Norcross Transaction, Safety Products agreed that it would extend to them the opportunity to participate in the Restoration Plan. Benefits under these plans are described in the Pension Benefits Table.

Other Programs. We also provide our named executive officers with life and medical insurance, 401(k) matching, a car allowance program and, in the case of Mr. Martell, contribution to W.H. Salisbury’s profit sharing plan in 2006.

Compensation Committee Report

As we do not presently have a separately designated Compensation Committee, our full board of directors has reviewed and discussed the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, have recommended that the Compensation Discussion and Analysis be included in this annual report.

THE BOARD OF DIRECTORS

Robert A. Peterson
David F. Myers, Jr.
Brian Kwait
Craig P. Staub
Matthew A. Satnick

Summary Compensation Table

The following table summarizes the total compensation earned in 2007 and 2006 by our named executive officers:

Name and Principal		Salary		Bonus		Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compen-sation		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Position	Year	($)		($)		($)	(f)	($)		(h)	(i)	(j)
(a)	(b)	(c)		(d)		(e)	(6)	(g)		(11)	(12)	(13)

Robert A. Peterson, President and Chief Executive Officer	2007 2006	625,000 570,000		— —		— —	494,566 749,721	622,125 499,662	(7) (7)	26,388 621,216	18,048 16,548	1,786,127 2,457,147
David F. Myers, Jr., Executive Vice President and Chief Financial Officer	2007 2006	435,000 395,000		— —		— —	320,013 485,113	433,000 346,257	(7) (7)	4,080 307,620	18,048 16,548	1,210,141 1,550,538
William J. Hayes, President-General Safety and Preparedness	2007 2006	390,000 72,115		16,575 88,000	(3) (3)	— —	295,597 —	351,390 71,320	(8) (8)	— —	18,048 2,048	1,071,610 233,483
Charles S. Ellis, President - North Worldwide	2007 2006	316,582 299,457	(1) (1)	24,001 40,800	(4) (4)	— —	61,742 93,596	159,364 190,402	(9) (9)	23,196 74,052	16,848 14,448	601,733 712,755
Kenneth R. Martell, Vice President and General Manager-Electrical Safety	2007 2006	209,612 197,753	(2) (2)	10,430 33,500	(5) (5)	— —	61,102 35,999	89,570 91,500	(10) (10)	12,060 22,428	16,848 22,848	399,622 404,028

(1)                  Mr. Ellis’ base salary was increased on March 1, 2006 from $287,834 to $302,225 and increased on March 1, 2007 from $302,225 to $320,008. The salaries set forth above represent the amounts earned by Mr. Ellis in 2006 and 2007.

(2)                  Mr. Martell’s base salary was increased on March 1, 2006 from $190,077 to $199,577 and increased on March 1, 2007 from $199,577 to $212,000. The salaries set forth above represent the amounts earned by Mr. Martell in 2006 and 2007.

(3)                  The 2007 amount represents a discretionary bonus paid to Mr. Hayes for the implementation of process improvement initiatives. The 2006 amount represents a sign-on bonus paid to Mr. Hayes as part of his employment contract.

(4)                  Represents discretionary bonus payments paid to Mr. Ellis. See Summary of Grants of Plan-Based Awards for further information.

(5)                  The 2006 and 2007 amounts represent discretionary bonuses paid to Mr. Martell for acquisition integration initiatives.

(6)                  This column represents the dollar amount recognized for financial statement reporting purposes with respect to the specified year for the fair value of stock options granted to each of the named executives in such year as well as prior years, in accordance with SFAS 123R, except that, in accordance with the SEC’s rules the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 22 of the consolidated financial statements for the year ended December 31, 2007. See the Grants of Plan-Based Awards Table for information on awards made in a given year. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(7)                  Represents bonus payments paid based on the achievement of budget consolidated EBITDA. See “Summary of Grants of Plan-Based Awards” for further information.

(8)                  Represents bonus payments paid based on the achievement of budget targets with respect to EBITDA of our general safety and preparedness segment. See “Summary of Grants of Plan-Based Awards” for further information.

(9)                  Represents bonus payments paid based on the achievement of budget targets with respect to EBITDA and net working capital of certain divisions of the general safety and preparedness segment. See “Summary of Grants of Plan-Based Awards” for further information.

(10)            Represents bonus payments paid based on the achievement of budget targets with respect to: EBITDA, net sales, inventory turns, and fill rate of our electrical safety segment. See “Summary of Grants of Plan-Based Awards” for further information.

(11)            Represents the change in actuarial present value of the named executive’s accumulated benefit under the Norcross Safety Products L.L.C. Employees’ Pension Plan and the North Safety Products, Inc. Retirement Benefit Restoration Plan. The Company does not have any non-qualified defined contribution plans. As discussed above under “Compensation Discussion and Analysis — Retirement Benefits,” Messrs. Peterson and Myers were not participants in the Restoration Plan prior to 2006. Amounts for Messrs. Peterson and Myers therefore reflect the full amount of the pension benefits to which they became entitled in connection with the negotiation of their employment agreements in connection with the Norcross Transaction.

(12)            The dollar value of the amounts shown in this column includes the following for 2007:

Named Executive Officer	Car Allowance ($)	Matching Contributions Under 401(k) Plan ($)	Life Insurance and AD&D Premiums ($)
Robert A. Peterson	8,400	9,000	648
David F. Myers, Jr.	8,400	9,000	648
William J. Hayes	8,400	9,000	648
Charles S. Ellis	7,200	9,000	648
Kenneth R. Martell	7,200	9,000	648

(13)            The salary and bonus received and reported in the Summary Compensation Table for 2007 represents the following percentages of the total compensation received and reported for each named executive officer: Mr. Peterson - 70%, Mr. Myers - 72%, Mr. Hayes - 71%, Mr. Ellis - 83% and Mr. Martell - 77%.

Summary of Employment Agreements

Robert A. Peterson. Norcross entered into an employment agreement, dated as of May 20, 2005, with Mr. Peterson, pursuant to which he serves as our President and Chief Executive Officer for a period of five years. Under the terms of this agreement Mr. Peterson is entitled to receive a base salary, as adjusted on January 1, 2007, of $625,000, a $700 per month automobile allowance, reimbursement for reasonable expenses, participation in the benefit programs (including participation in the Restoration Plan) Norcross has in place for its employees who are not members of a collective bargaining unit (on a basis commensurate with his position), and four calendar weeks of vacation per year. Pursuant to the terms of his agreement, for a period of eighteen months following the termination of Mr. Peterson’s employment, he shall be subject to a non-competition provision which states that Mr. Peterson cannot, without the prior written consent of Norcross, directly or indirectly participate in any line of business that is competitive with Norcross. For purposes of the non-competition provision, “participate” means direct or indirect ownership or assistance to any enterprise, excluding ownership of less than 2% of a class of securities on a national securities exchange or NASDAQ. The non-competition provision is limited in geographic scope to the United States and any other county in which Norcross does business. Upon termination, Mr. Peterson is also subject to an eighteen-month non-solicitation provision, which is applicable to customers, suppliers, business relations and employees of Norcross. Notwithstanding the foregoing, in the event Mr. Peterson’s employment with Norcross is terminated, he is permitted to solicit the employment of his personal assistant and Mr. Myers. In connection with the Norcross Transaction, in addition to the capital stock purchased by Mr. Peterson, Safety Products agreed to issue to Mr. Peterson options to purchase shares of capital stock of Safety Products equal to 4.25% of its fully diluted equity, which grants were made on January 2, 2006.

David F. Myers, Jr. Norcross entered an employment agreement, dated as of May 20, 2005, with Mr. Myers, pursuant to which he serves as our Executive Vice President and Chief Financial Officer on substantially the same terms as those contained in Mr. Peterson’s employment agreement, except that (1) his base salary, as adjusted on January 1, 2007, is $435,000, (2) the non-solicitation provision contained in Mr. Myers’ agreement provides an exception allowing Mr. Myers to solicit the employment of his personal assistant and Mr. Peterson, and (3) in connection with the Norcross Transaction, in addition to the capital stock purchased by Mr. Myers, Safety Products agreed to issue to Mr. Myers options to purchase shares of capital stock of Safety Products equal to 2.75% of its fully diluted equity, which grants were made on January 2, 2006.

William J. Hayes. Norcross entered into an employment agreement, dated as of September 8, 2006, with Mr. Hayes, pursuant to which he serves as President-General Safety and Preparedness. Under the terms of this agreement, Mr. Hayes is entitled to receive a base salary, as adjusted on January 1, 2007, of $390,000, a $700 per month automobile allowance, participation in all employee benefits plans for which senior executives are eligible, and four calendar weeks of vacation per year.

Charles S. Ellis. Our subsidiary, North Safety, entered into an employment agreement, dated as of May 20, 2005, with Mr. Ellis, pursuant to which he serves as President-North Worldwide for an initial term of three years. Under the terms of this agreement, Mr. Ellis is entitled to receive a base salary, as adjusted on March 1, 2007, of $320,008, a $600 per month automobile allowance, participate in all employee benefits plans for which senior executives of North Safety are eligible, and three calendar weeks of vacation per year. Pursuant to the terms of his agreement, for a period of eighteen months following the termination of Mr. Ellis’ employment, he shall be subject to (1) a non-competition provision, which has no limit in geographic scope and (2) a non-solicitation provision, which is applicable to customers, suppliers and employees of North Safety.

Kenneth R. Martell. Our electrical safety segment entered into an employment agreement in August 1999 with Mr. Martell pursuant to which he serves as Vice President and General Manager. Under the terms of this agreement, Mr. Martell is entitled to receive a base salary, as adjusted on March 1, 2007, of $212,000. Mr. Martell is also entitled to participate in all employee benefits plans for which senior executives are eligible, a $600 per month automobile allowance and three calendar weeks of vacation per year.

On June 30, 2007, Safety Products entered into an agreement with our electrical safety segment and Mr. Martell regarding Mr. Martell’s future retirement from his position as Vice President and General Manager of our electrical safety segment, and any other offices, positions and titles he holds with the Company or any of its affiliates. The effective date of Mr. Martell’s retirement will be March 31, 2008 (the “Resignation Date”). Assuming Mr. Martell retires on the Resignation Date, he shall be entitled to receive, through the close of business on December 31, 2008, health care benefits and an automobile allowance as currently provided in his employment agreement, and payments totaling $166,500. Further, assuming Mr. Martell retires on the Resignation Date, his then outstanding options shall be eligible to continue to vest, subject to the satisfaction of certain conditions, during the period beginning on the Resignation Date and ending on December 31, 2008, as if he was still an employee of the Company during such period. The terms of Mr. Martell’s retirement agreement were conditioned upon his execution and delivery of a general release in favor of Norcross and Safety Products, concurrently with his execution of the retirement agreement.

Grants of Plan-Based Awards

The following table summarizes information regarding awards granted under the Company’s equity and non-equity incentive plans during 2007:

					All Other Option
		Estimated Possible Payouts			Awards: Number of	Exercise or	Grant Date
		Under Non-Equity Incentive Plan(1)			Securities Underlying	Base Price of Option	Fair Value of Stock
	Grant	Threshold	Target	Maximum	Options	Awards	and Option
Name	Date	($)	($)	($)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(j)	(k)	(l)
Robert A. Peterson	1/1/07	—	562,500	703,125	—	—	—
David F. Myers, Jr.	1/1/07	—	391,500	489,375	—	—	—
William J. Hayes	1/1/07	—	331,500	414,375	—	—	—
Charles S. Ellis	1/1/07	—	192,005	240,006	—	—	—
Kenneth R. Martell	1/1/07	—	106,000	132,500	—	—	—

(1)                  Such amounts represent the target and maximum amounts possible under the annual cash bonuses for 2007. For a more detailed description of the bonus targets and maximums, please see the discussion entitled “Summary of Grants of Plan-Based Awards” below.

Summary of Grants of Plan-Based Awards

Bonus Payments for Messrs Peterson and Myers. The target bonus for each of Mr. Peterson and Mr. Myers was based on the achievement of a budget consolidated EBITDA of $97,873,000. The target bonus payable to each of Messrs. Peterson and Myers was equal to 90% of such executive’s base salary. The maximum amount of bonus available to Messrs. Peterson and Myers was equal to 125% of such executive’s target bonus in the event 110%-120% of the target EBITDA was achieved, declining ratably to 100% of the target bonus if 100% of the target EBITDA was achieved, and declining to 0% of the target bonus if less than 90% of the target EBITDA was achieved. For 2007, these targets were 105.2% achieved and Mr. Peterson and Mr. Myers received the bonuses set forth in the Summary Compensation Table.

Bonus Payments for Mr. Hayes. The target bonus for Mr. Hayes was based on the achievement of a budget EBITDA of our general safety and preparedness segment of $67,548,000. The target bonus for Mr. Hayes was equal to 85% of his base salary. The maximum amount of bonus available to Mr. Hayes was equal to 125% of such executive’s target bonus in the event 110%-120% of the target EBITDA was achieved, declining ratably to 100% of the target bonus if 100% of the target EBITDA was achieved, and declining to 0% of the target bonus if less than 90% of the target EBITDA was achieved. For 2007, these targets were 103.0% achieved and Mr. Hayes received the bonus set forth in the Summary Compensation Table.

Bonus Payments for Mr. Ellis. The target bonus for Mr. Ellis was equal to 60% of his base salary and was based on the achievement of the following budget performance targets with respect to certain divisions of the general safety and preparedness segment: target EBITDA of $61,754,000 and net working capital of 28.8% of net sales, with the EBITDA component comprising 60% of the target bonus and the net working capital component comprising 40% of the target bonus. Mr. Ellis was eligible to receive up to an additional 15% of his base salary as a discretionary bonus. The maximum amount of bonus available to Mr. Ellis was equal to 125% of his target bonus in the event 110%-120% of the performance targets were achieved, declining ratably to 100% of the target bonus if 100% of the performance targets were achieved, and declining to 0% of the target bonus if less than 90% of the performance targets were achieved. For 2007, 96.2% of the EBITDA and net working capital targets were achieved and Mr. Ellis received the bonus set forth in the Summary Compensation Table. In addition, Mr. Ellis was paid the discretionary bonus set forth in the Summary Compensation Table for launching process improvement initiatives and integration activities.

Bonus Payments for Mr. Martell. The target bonus for Mr. Martell was equal to 40% of his base salary and was based on the achievement of the following budget performance targets with respect to our electrical safety segment: EBITDA of $26,445,000, net sales of $91,410,000 and the achievement of inventory turns and fill rate, with the EBITDA component comprising 70% of the target bonus, the net sales component comprising 10% of the target bonus, the inventory turns component comprising 15% of the target bonus and the fill rate component comprising 5% of the target bonus. The maximum amount of bonus available to Mr. Martell was equal to 125% of his target bonus in the event 110%-120% of the performance targets were achieved, declining ratably to 100% of the target bonus if 100% of the performance targets were achieved, and declining to 0% of the target bonus if less than 90% of the performance targets were achieved. For 2007, 96.7% of these targets were achieved and Mr. Martell received the bonus set forth in the Summary Compensation Table.

Option Grants for Messrs. Peterson, Myers, Ellis and Martell. Options are subject to time vesting and are conditioned upon continual employment in active service. For Messrs. Peterson, Myers, Ellis and Martell, one-third of the options covered by the grant vest in five installments, with 4.1333% of the grant amount vesting on the grant date and an additional 7.29925% vesting in each of the four fiscal years from 2006 through 2009 (with each such annual installment vesting quarterly on the last day of each calendar quarter). The remaining two-thirds of the options covered by the grant become exercisable on the day immediately preceding the eighth anniversary of the grant date; however the vesting on this portion of the option award is subject to acceleration if the EBITDA-based targets set forth in the grant agreement are met. With respect to the two-thirds for which vesting is subject to acceleration, the grant agreements provide that an installment consisting of 7.2900% of the shares became exercisable on March 31, 2006 and an installment consisting of 14.8425% would become exercisable on or within 120 days following December 31 of each calendar year 2006 through 2009, if the EBITDA-based target for the year was met. If the targets are not met for any calendar year 2006 through 2009, the portion of the option that was subject to acceleration will become exercisable on, or within 120 days following, the first December 31 on which the EBITDA-based target for such year is met and the cumulative EBITDA-based target is met.

Option Grants for Mr. Hayes. For Mr. Hayes, one-third of the options covered by the grant vest in three installments, with 11.11% vesting in each of the three fiscal years from 2007 through 2009 (with each such annual installment vesting quarterly on the last day of each calendar quarter). The remaining two-thirds of the options covered by the grant become exercisable on the day immediately preceding the eighth anniversary of the grant date; however the vesting on this portion of the option award is subject to acceleration if the EBITDA-based targets set forth in the grant agreement are met. With respect to the two-thirds for which vesting is subject to acceleration, the grant agreement provides that an installment consisting of 22.22% would become exercisable on or within 120 days following December 31 of each calendar year 2007 through 2009, if the EBITDA-based target for the year was met. If the targets are not met for any calendar year 2007 through 2009, the portion of the option that was subject to acceleration will become exercisable on, or within 120 days following, the first December 31 on which the EBITDA-based target for such year is met and the cumulative EBITDA-based target is met.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers for 2007:

	Option Awards
					Equity
					Incentive
					Plan
					Awards:
	Number		Number		Number
	of		of		of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option
	Options		Options		Unearned	Exercise	Option
	(#)		(#)		Options	Price	Expiration
Name	Exercisable		Unexercisable		(#)	($)	Date
(a)	(b)		(c)		(d)	(e)	(f)

Robert A. Peterson	290,044	(1)(2)	230,617	(3)	—	10.00	1/2/16
David F. Myers, Jr.	187,675	(1)	149,223	(3)	—	10.00	1/2/16
William J. Hayes	40,000	(4)	80,000	(5)	—	19.67	10/16/16
Charles S. Ellis	36,209	(1)	28,791	(3)	—	10.00	1/2/16
Kenneth R. Martell	13,927	(1)	11,073	(6)	—	10.00	1/2/16

(1)                  Exercisable options are comprised of (i) 4.13333% of the shares covered by the option grant, which vested as of January 2, 2006, plus (ii) 7.29925% of the shares covered by the option grant, which vested as of December 31, 2006, plus (iii) 7.29000% of the shares covered by the option grant, which were subject to accelerated vesting as of March 31, 2006 based on the achievement of the applicable EBITDA target as set by the board, plus (iv) 14.8425% of the shares covered by the option grant, which were subject to accelerated vesting as of December 31, 2006 based on the achievement the applicable EBITDA target as set by the board, plus (v) 7.29925% of the shares covered by the option grant, which vested as of December 31, 2007, plus (vi) 14.8425% of the shares covered by the option grant, which were subject to accelerated vesting as of December 31, 2007 based on the achievement the applicable EBITDA target as set by the board.

(2)                  On December 31, 2007, Mr. Peterson transferred a portion of his vested options representing the right to acquire 50,000 shares of the Company’s common stock to various trusts held for the benefit of his children.

(3)                  Unexercisable options will vest as follows: (i) an installment consisting of 7.29925% of the shares covered by the option grant shall become exercisable at the rate of 25% of the installment on the last day of each calendar quarter for each year ending December 31, 2008 and 2009; (ii) 29.685% of the shares subject to the option grant shall become fully exercisable on January 1, 2014, provided that the optionee remains continuously employed through such date, provided further that an installment consisting of 14.8425% of the shares covered by the option grant shall be subject to accelerated vesting on or within 120 days following December 31 of each calendar year 2008 and 2009, if the EBITDA as of such December 31 equals or exceeds the applicable EBITDA target for such year as set by the board.

(4)                  Exercisable options are comprised of (i) 11.11% of the shares, which vested as of December 31, 2007, plus (ii) 22.22% of the shares covered by the option grant, which were subject to accelerated vesting as of December 31, 2007 based on the achievement the applicable EBITDA target as set by the board.

(5)                  Unexercisable options will vest as follows: (i) an installment consisting of 11.11% of the shares covered by the option grant shall become exercisable at the rate of 25% of the installment on the last day of each calendar quarter for each year ending December 31, 2008 and 2009; (ii) 44.44% of the shares subject to the option grant shall become fully exercisable on January 1, 2015, provided that the optionee remains continuously employed through such date, provided further that an installment consisting of 22.22% of the shares covered by the option grant shall be subject to accelerated vesting on or within 120 days following December 31 of each calendar year 2008 and 2009, if the EBITDA as of such December 31 equals or exceeds the applicable EBITDA target for such year as set by the board.

(6)                  Unexercisable options will vest as follows: (i) an installment consisting of 7.29925% of the shares covered by the option grant shall become exercisable at the rate of 25% of the installment on the last day of each calendar quarter for the year ending December 31, 2008; (ii) 14.8425% of the shares covered by the option grant shall be subject to accelerated vesting on or within 120 days following December 31 of the calendar year 2008, if the EBITDA as of such December 31 equals or exceeds the applicable EBITDA target for such year as set by the board. The remaining unvested options will be cancelled as of December 31, 2008. See Summary of Employment Agreements.

Option Exercises and Stock Vested

There were no options exercised in 2007.

PENSION BENEFITS TABLE

		Number of Years of	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Robert A. Peterson	North Safety Products Benefit Restoration Plan	11.7	647,604	—
David F. Myers, Jr.	North Safety Products Benefit Restoration Plan	11.5	311,700	—
William J. Hayes	—	—	—	—
Charles S. Ellis	Norcross Safety Products L.L.C. Employees Pension Plan North Safety Products Benefit Restoration Plan	5.5 5.5	117,912 158,628	—
Kenneth R. Martell	W.H. Salisbury & Co. Employees Pesion Plan	7.4	168,156	—

Norcross Safety Products L.L.C. Employees’ Pension Plan. Messrs. Ellis and Martell participate in the Norcross Safety Products L.L.C. Employees’ Pension Plan (the “NSP Pension Plan”), which is a tax-qualified defined benefit plan. Mr. Ellis’ benefits are determined by the North Safety Benefit formula and Mr. Martell’s benefits are determined by the W.H. Salisbury Benefit formula as described below. Under the terms of the NSP Pension Plan, eligibility for Normal Retirement is age 65. Eligibility for Early Retirement for employees of North Safety Products is age 55 with ten years of service. Eligibility for Early Retirement for employees of W. H. Salisbury is age 62 with twenty years of service. As of December 31, 2007 neither Messrs. Ellis nor Martell are eligible for Normal Retirement or Early Retirement benefits under the terms of the NSP Pension Plan. No additional benefits will be earned after December 31, 2006.

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

Termination and Change in Control Arrangements

Assuming each executive officer’s employment was terminated under each of the circumstances set forth below on December 31, 2007, the estimated values of payments and benefits to each named executive officer are set forth in the following table:

Name	Benefit	Termination with Cause or without Good Reason	Termination without Cause or for Good Reason	Change in Control	Termination in the Event of Disability or Death
Robert A. Peterson	Salary	$—	$1,250,000	$1,164,984	$1,250,000
	Bonus(1)	—	622,125	622,125	622,125
	Medical Benefits	—	22,616	22,616	22,616
	All Other Compensation(2)	—	18,096	18,096	—
	Option Vesting(3)	—	—	5,901,500	—
David F. Myers, Jr.	Salary	—	870,000	810,839	870,000
	Bonus(1)	—	433,000	433,000	433,000
	Medical Benefits	—	22,616	22,616	22,616
	All Other Compensation(2)	—	18,096	18,096	—
	Option Vesting(3)	—	—	3,818,614	—
William J. Hayes	Salary	—	780,000	—	—
	Bonus(1)	—	367,965	—	—
	Medical Benefits	—	22,674	—	—
	All Other Compensation	—	—	—	—
	Option Vesting(3)	—	—	1,273,606	—
Charles S. Ellis	Salary	—	480,012	—	—
	Bonus(1)	—	183,365	—	—
	Medical Benefits	—	—	—	—
	All Other Compensation	—	—	—	—
	Option Vesting(3)	—	—	736,751	—
Kenneth R. Martell	Salary	—	—	—	—
	Bonus	—	—	—	—
	Medical Benefits	—	—	—	—
	All Other Compensation	—	—	—	—
	Option Vesting(3)	—	—	283,366	—

(1)                  Includes bonus payments with respect to fiscal 2007 that are reflected in column (d) and column (g) of the Summary Compensation Table.

(2)                  The dollar value of the amounts shown in this column includes the following, which amounts represent the two-year total of such benefits based on the value for fiscal 2007:

Named Executive Officer	Car Allowance ($)	Life Insurance and AD&D Premiums ($)
Robert A. Peterson	16,800	1,296
David F. Myers, Jr.	16,800	1,296

(3)                  At the discretion of the board of directors, unexercisable options may become exercised in connection with a change of control if a certain internal rate of return is achieved by Odyssey. Odyssey’s target internal rate of return would have been achieved if a change in control had occurred on December 31, 2007. Amounts represent value of unvest options as of December 31, 2007 that would vest upon a change in control.

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

In the event that employment is terminated (1) by Norcross without cause, (2) by the executive for good reason, (3) due to the executive’s death or disability, or (4) due to Norcross not offering, at least 90 days prior to the end of the term of employment, to continue the executive’s employment for a period of at least two years, the executive (or his estate) will be entitled to his base salary and benefits for the period ending on the date of termination, any unpaid bonus for any calendar year ending prior to the year in which such termination occurs, a pro rata bonus for the calendar year in which termination occurs and his base salary and benefits for a period of 2 years if, within 30 days of termination, the executive signs and delivers to Norcross a general release from claims arising from facts and circumstances existing before the date of such release.  In the event such executive’s employment terminated because Norcross elected not to continue his employment after the expiration of the initial term, the severance payment as described above will be offset by any payments or benefits received by the executive in the second year following such termination as a result of his having obtained new employment. Any amounts due to the executive shall be paid as if he had not been terminated, except that in the event the executive terminated his employment due to a change in control, such amounts shall be paid in a lump sum within 10 days of his resignation, in an amount discounted to present value at a rate of 7% per year. In the event that employment is terminated (1) by Norcross with cause or (2) by the executive without good reason, the executive shall be entitled to (i) receive base salary and benefits for the period ending on the termination date; and (ii) receive any unpaid bonus for any calendar year ending prior to the year in which the termination date incurred.

For purposes of the executives’ employment agreements, the terms “cause” and “good reason” are defined as follows:

•                  “cause” means the executive’s: (1) embezzlement or misappropriation of funds; (2) conviction of a felony involving moral turpitude; (3) commission of a material act of dishonesty; (4) fraud or deceit; (5) breach of any material provision of the employment agreement or other agreement with Norcross, Safety Products or any subsidiary thereof; (6) habitual or willful neglect of duties; (7) breach of fiduciary duty; or (8) material violation of any other duty to Norcross, Safety Products or any subsidiary thereof.

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

Mr. Hayes. In the event employment is terminated by us or Norcross without cause or by Mr. Hayes because his base salary has been reduced, Norcross shall, (1) for a period of twenty-four months following such termination or resignation, pay Mr. Hayes his base salary as of such termination date, (2) pay Mr. Hayes any accrued annual bonus earned but not yet paid, for the fiscal year prior to the year of such termination date and (3) pay Mr. Hayes a prorated annual bonus for the fiscal year which includes such termination date.  Additionally, Mr. Hayes shall be entitled to receive medical insurance from the termination date through the second anniversary of such termination date.

For purposes of Mr. Hayes’ employment agreement, the term “cause” has the same meaning as defined in the employment agreements for Messrs. Peterson and Myers.

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

Option Plan. As described in the Compensation Discussion and Analysis, upon a change in control, previously unvested options would become exercisable if specified internal rate of return and a multiple of investment dollars had been achieved by Odyssey. As of December 31, 2007, such target internal rates of return and multiple of investment dollars were achieved and options would accelerate upon a change in control at the discretion of the board of directors.

Director Compensation

None of our employees are entitled to any compensation for serving on our board of directors.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Equityholders

The following table sets forth certain information with respect to the beneficial ownership of the common stock of Safety Products as of February 29, 2008, by:

•                  Each person, or group of affiliated persons, who is known by us to own beneficially more than 5.0% of its common stock;

•                  Each of our directors and named executive officers; and

•                  All of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rule of the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2008, are deemed outstanding for calculating the percentage of outstanding share of the person holding these options, but are not deemed outstanding for the percentage of any other person. Percentage of beneficial ownership is based upon 11,023,384 shares of common stock outstanding as of February 29, 2008. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows:  c/o Safety Products Holdings, Inc., 2001 Spring Road, Suite 425, Oak Brook, Illinois 60523.

	Common Stock
Name	Number Including Underlying Options		Number Underlying Options	Percent
Odyssey Investment Partners Fund III, LP c/o Odyssey Investment Partners, LLC 280 Park Avenue West Tower New York, NY 10017	8,260,000	(1)	—	74.9%
Safety Products, LLC c/o GE Asset Management Incorporated 3001 Summer Street Stamford, CT 06905	2,500,000		—	22.7%
Robert A. Peterson	409,545		299,545	3.6%
David F. Myers, Jr.	243,823		193,823	2.2%
William J. Hayes	50,955		43,329	*
Charles S. Ellis	50,396		37,396	*
Kenneth R. Martell	17,883		14,383	*
Brian Kwait	8,301,258	(2)(3)(4)(5)	—	75.3%
Craig P. Staub	—		—	*
Matthew A. Satnick	—		—	*
All directors and executive officers as a group (9 persons)	9,105,057		607,173	78.3%

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about the common stock that may be issued under all of the existing equity compensation plans, including the 2005 Option Plan of Safety Products. The 2005 Option Plan has been approved by the stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,421,559	$11.49	15,072

Equity compensation plans not approved by security holders	—	—	—
Total	1,421,559	$11.49	15,072

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

Family Relationships

William L. Grilliot, our President—Fire Service, is the husband of Mary I. Grilliot, the Vice President of our subsidiary, Morning Pride Manufacturing L.L.C. Mr. and Mrs. Grilliot were each paid an aggregate salary and bonus of $300,835 and $233,086 for their services during the years ended December 31, 2007 and 2006, respectively.

Real Property Leases

Morning Pride Manufacturing L.L.C. leases a facility in Dayton, Ohio from American Firefighters Cooperative, Inc., a corporation controlled by William L. Grilliot, our President—Fire Service. The initial term of the lease ended on February 28, 2005 and was extended through April 30, 2009. The base rent is $347,816 per year, payable in monthly installments. In addition, we must also pay American Firefighters Cooperative, Inc. the actual amount of all real estate taxes, and all general and special assessments of every kind, as additional rent during the term of the lease. The annual rent paid in each of 2007, 2006 and 2005 was $382,193, $382,111 and $373,181, respectively. If the lease expires or is terminated at any time prior to July 1, 2010, we must reimburse American Firefighters Cooperative, Inc. an amount equal to the number of months remaining in the rental term multiplied by $1,206. In December 2007, an amendment to the lease was entered related to the expansion of the facility. The base rent under the amended lease is $587,647 per year, payable in monthly installments and began upon completion of the expansion, which was January 2008. The lease was extended five years from the date of completion.

Related Party Policy

We do not have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. However, it is our policy to comply with the covenant related to transactions with affiliates that is contained in the indenture governing our notes.

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by The Nasdaq Stock Market LLC (“Nasdaq”).  Our board of directors believes that each of our three non-employee directors, Messrs. Kwait, Satnick and Staub, qualifies as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules.  In this regard, we note that we do not believe that the payments we have made to Odyssey in our last three fiscal years have exceeded 5% of Odyssey’s consolidated gross revenues in any of those years. Our audit committee is comprised of Messrs. Kwait and Staub, each of whom our board of directors believes qualifies as an independent director under Nasdaq’s definition of independent director. Note that under Rule 4350(c)(5) of the Nasdaq Marketplace Rules, we would be considered a “controlled company” because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on Nasdaq, we would not be required to maintain a majority of independent directors on our board.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP (“E&Y”) for fiscal year 2006 and 2007. All Audit Fees, Audit-Related Fees, Tax Fees and Other Fees were pre-approved by the Audit Committee in accordance with its established procedures.

(In thousands)	2006	2007
Audit Fees (a)	$1,103,342	$1,143,046
Audit-Related Fees (b)	125,000	47,000
Tax Fees (c)	1,133,350	922,642
All Other Fees	12,823	—
Total	$2,374,515	$2,112,688

(a)          Fees for professional services provided for the audit of the Company’s annual financial statements as well as reviews of the Company’s quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, SEC filings and offering memorandums including comfort letters and consents and assistance with SEC comment letters.

(b)         Fees for professional services which principally include services in connection with internal control matters.

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

Safety Products Holdings, Inc.

/s/ Robert A. Peterson
	By:	Robert A. Peterson
Date: March 13, 2008	Its:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 13, 2008.

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

3.2

Amended and Restated Bylaws of Safety Products Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K of Safety Products Holdings, Inc. for the fiscal year ended December 31, 2006).

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

Exhibit No.	Description
10.5

Incremental Facility Amendment dated as of June 9, 2006 among Norcross Safety Products L.L.C., North Safety Products Inc., Morning Pride Manufacturing L.L.C., the Several Lenders from Time to Time Parties thereto, and Credit Suisse, as Administrative Agent (incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K of Safety Products Holdings, Inc. for the fiscal year ended December 31, 2006).

10.6

Lease Agreement by and between Morning Pride Manufacturing L.L.C. and American Firefighter Cooperative, Inc. regarding property located in Dayton, Ohio (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-4 of Norcross Safety Products L.L.C., filed on November 14, 2003 (File No. 333-110531)).

10.7

Retirement Agreement, dated June 30, 2007, by and between Kenneth R. Martell and Salisbury Electrical Safety L.L.C. and Safety Products Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on July 20, 2007).

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

Exhibit No.	Description
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

Exhibit No.	Description
10.26

Amendment No. 1 to the 2005 Option Plan of Safety Products Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006).

10.27

Form of Non-Qualified Option Agreement of Safety Products Holdings, Inc. (incorporated herein by reference to Exhibit 10.27 of the Annual Report on Form 10-K of Safety Products Holdings, Inc. for the fiscal year ended December 31, 2006).

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