Form 10-Q
period 2008-03-29
Safety Products Holdings, Inc.
filed 2008-05-12
CIK 1333290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

(630) 572-5715

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On May 12, 2008 Safety Products Holdings, Inc. had 11,023,384 common shares outstanding.

SAFETY PRODUCTS HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

For the Quarterly Period Ended March 29, 2008

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	December 31, 2007 (1)	March 29, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,811	$52,138
Accounts receivable, less allowance of $2,332 and $2,477 in 2007 and 2008, respectively	76,359	93,510
Inventories	108,415	110,214
Deferred income taxes	1,762	1,762
Prepaid expenses and other current assets	3,665	3,643
Total current assets	261,012	261,267
Property, plant and equipment, net	68,676	68,228
Deferred financing costs, net	13,149	12,307
Goodwill	164,254	164,737
Other intangible assets, net	275,325	273,202
Other noncurrent assets	7,234	7,348
Total assets	$789,650	$787,089

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,283	$24,871
Accrued expenses	40,942	30,487
Current maturities of long-term obligations	11,654	2,183
Total current liabilities	72,879	57,541
Long-term liabilities:
Pension, post-retirement and deferred compensation	13,792	13,373
Long-term obligations	477,059	482,005
Other noncurrent liabilities	12,163	12,112
Deferred income taxes	50,231	51,032
Total long-term liabilities	553,245	558,522

Minority interest	221	224

Shareholders’ equity:
Common shares	110	110
Contributed capital	113,527	113,912
Common shares held in treasury, at cost	—	(267)
Retained earnings	16,503	21,455
Accumulated other comprehensive income	33,165	35,592
Total shareholders’ equity	163,305	170,802
Total liabilities and shareholders’ equity	$789,650	$787,089

(1)          December 31, 2007 balances were obtained from audited financial statements.

See notes to unaudited consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands) (Unaudited)

	Three months ended
	March 31, 2007	March 29, 2008
Net sales	$148,151	$166,102
Cost of goods sold	90,709	101,354
Gross profit	57,442	64,748
Operating expenses:
Selling	13,489	15,846
Distribution	9,059	9,866
General and administrative (1)	13,664	14,993
Amortization of intangibles	2,965	2,830
Seller transaction expenses	—	2,410
Total operating expenses	39,177	45,945
Income from operations	18,265	18,803
Other expense (income):
Interest expense	12,341	12,111
Interest income	(225)	(587)
Other, net	(96)	(492)
Income from continuing operations before income taxes and minority interest	6,245	7,771
Income tax expense	2,617	2,816
Minority interest	6	3
Income from continuing operations	3,622	4,952
Income from discontinued operations, net of income tax (Note 1)	(161)	—
Net income	$3,783	$4,952

(1)  General and administrative expenses exclude amortization of intangibles and seller transaction expenses and include $340 and $427 of management incentive compensation for the three months ended March 31, 2007 and March 29, 2008, respectively.

See notes to unaudited consolidated financial statements.

SAFETY PRODUCTS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands) (Unaudited)

	Three months ended
	March 31, 2007	March 29, 2008
Operating activities
Net income	$3,783	$4,952
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation (1)	3,601	4,031
Amortization of intangibles	2,965	2,830
Amortization of deferred financing costs	842	842
Amortization of original issue premium	(30)	(20)
Deferred income taxes	383	431
Minority interest	6	3
Noncash interest	4,557	5,106
Noncash management incentive compensation	340	385
Loss (gain) on sale of property, plant and equipment	108	(104)
Changes in operating assets and liabilities:
Accounts receivable	(15,455)	(16,693)
Inventories	492	(1,037)
Prepaid expenses and other current assets	76	41
Other noncurrent assets	(152)	(167)
Accounts payable	3,761	4,508
Accrued expenses	(10,233)	(10,897)
Pension, postretirement and deferred compensation	(746)	(451)
Other noncurrent liabilities	(9)	(119)
Net cash used in operating activities	(5,711)	(6,359)

Investing activities
Purchase of businesses, net of cash acquired	(159)	(118)
Purchases of property, plant and equipment	(3,298)	(2,801)
Proceeds from sale of property, plant and equipment	29	494
Net cash used in investing activities	(3,428)	(2,425)

Financing activities
Payments of debt	(710)	(9,611)
Repurchases of common shares	—	(267)
Net cash used in financing activities	(710)	(9,878)
Effect of exchange rate changes on cash	(24)	(11)
Net decrease in cash and cash equivalents	(9,873)	(18,673)
Cash and cash equivalents at beginning of period	26,796	70,811
Cash and cash equivalents at end of period	$16,923	$52,138

(1)         Depreciation includes depreciation expense of $42 for the three months ended March 31, 2007, related to discontinued operations (Note 1).

See notes to unaudited consolidated financial statements

SAFETY PRODUCTS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands) (Unaudited)

1.                 Discontinued Operations

On June 29, 2007, Safety Products Holdings, Inc. (the “Company”) completed the sale of all of the issued and outstanding capital stock of North Safety Products (Africa) (Proprietary) Limited (“South Africa”), a subsidiary of the Company. The Company received net cash proceeds of $3,223 and recorded a net loss on disposal related to the transaction of $3,022 ($3,022 net of income tax). In accordance with Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected South Africa’s results of operations through the date of the sale as discontinued operations for all periods presented. The cash flows from discontinued operations have been combined with cash flows from continuing operations within each cash flow statement category as the cash flows from discontinued operations are not material to the Company’s consolidated results.

For the three months ended March 31, 2007, South Africa had net sales of $5,049, income tax expense of $66 and net income of $161.

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Interim results are not necessarily indicative of the results that might be expected for any other interim period or for the fiscal year ending December 31, 2008. The financial statements presented should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2007 consolidated financial statements, included in the Company’s annual report on Form 10-K.

3.                 Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation, including reclassifying results and amounts from South Africa to discontinued operations. The reclassifications did not have an impact on net income for the periods presented within the statement of operations.

4.                 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company as of the beginning of its fiscal year ending December 31, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for certain non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company adopted SFAS No. 157 with regards to all financial assets and liabilities on January 1, 2008, which resulted in an immaterial impact to its financials statements. The Company has not yet determined the impact on its financial statement from adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities as of January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS No. 159 are effective for the Company as of the beginning of its fiscal year ending December 31, 2008. The Company adopted SFAS No. 159 on January 1, 2008; however, the Company has not elected to change the measurement attribute for any of the permitted items to fair value upon adoption.

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

SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R), and therefore changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date that relate to acquisitions that close prior to the effective fate of SFAS No. 141(R) generally will affect income tax expense. The Company is in the process of determining the effects, if any, the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires entities to report noncontrolling (minority) interests as a component of member’s equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company does not expect a material impact to its financial statements upon the adoption of SFAS No. 160.

5.                 Management Incentive Compensation

Management incentive compensation related to stock based compensation was $340 and $427 for the three months ended March 31, 2007 and March 29, 2008, respectively.

6.                 Inventories

Inventories consist of the following:

	December 31, 2007	March 29, 2008
At FIFO cost:
Raw materials	$26,967	$30,030
Work in process	10,527	12,067
Finished goods	72,542	69,738
	110,036	111,835
Adjustment to LIFO cost	(1,621)	(1,621)
	$108,415	$110,214

7.                 Long-Term Obligations

The Company’s long-term obligations consist of the following:

	December 31, 2007	March 29, 2008
Revolving credit facilities	$—	$—
Term loan	161,711	152,350
Senior pay in kind notes	173,850	178,956
Senior subordinated notes	152,500	152,500
Subordinated seller notes	1,250	1,000
Unamortized discount on senior pay in kind notes	(5,616)	(5,338)
Unamortized premium on senior subordinated notes	5,018	4,720
	488,713	484,188
Less: Current maturities of long-term obligations	11,654	2,183
	$477,059	$482,005

Aggregate maturities of long-term obligations as of March 29, 2008, are as follows:

2009	$2,183
2010	2,134
2011	55,531
2012	352,065
2013	72,275
$484,188

8.                 Income Taxes

The income tax expense for the Company differs from the amount of income tax expense computed by applying the U.S. federal income tax rate to income before income taxes primarily due to: 1) state taxes and 2) the impact of varied foreign statutory rates on the Company’s foreign earnings.

9.                 Employee Benefit Plans

The following table sets forth the components of net periodic benefit (income) expense for the Company’s pension and post-retirement benefits:

	Pension benefits		Post-retirement benefits
	Three months ended		Three months ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Service cost	$27	$—	$3	$2
Interest cost	981	1,064	16	16
Expected return on plan assets	(1,069)	(1,035)	—	—
	$(61)	$29	$19	$18

10.          Restructuring and Merger-Related Charges

Periodically, the Company records restructuring and merger-related charges related to plant relocations, personnel reorganization and acquisition integration activities. As of March 29, 2008, the restructuring liability associated with these restructuring and merger-related charges was $2,326 and is classified within the accrued expense caption on the consolidated balance sheet. The majority of this balance relates to severance and severance related costs which will be paid during the next twelve month period.

11.          Legal Proceedings

The Company is party to various claims and routine litigation arising in the ordinary course of business. Historically, the Company has not been required to pay any material liability claims. The Company maintains insurance against product liability claims (with the exception of respiratory claims relating to asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that its insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liabilities actually incurred.

As of March 29, 2008, the Company has recorded a $5,000 reserve for respiratory claims. There has been no significant changes to these claims as reported in the Company’s 2007 annual report on Form 10-K.

12.          Segment Data

The following table presents information about the Company by segment:

	General Safety & Preparedness	Fire Service	Electrical Safety	Corporate (1)	Eliminations (2)	Total
Three Months Ended March 31, 2007
Net sales—third parties	$99,450	$23,847	$24,854	—	—	$148,151
Net sales—intersegment	2,334	—	105	—	(2,439)	—
Income (loss) from operations	12,248	2,958	5,647	(2,588)	—	18,265

Three Months Ended March 29, 2008
Net sales—third parties	$112,325	$27,173	$26,604	—	—	$166,102
Net sales—intersegment	2,002	—	67	—	(2,069)	—
Income (loss) from operations	15,214	3,932	5,485	(5,828)	—	18,803

(1)         Corporate expenses include general and administrative expenses such as administrative, finance, human resources and legal, which are not directly associated with one of the reporting segments.

(2)         The eliminations column includes the elimination of intersegment net sales among the three reporting segments.

13.          Subsidiary Guarantors

Safety Products Holdings, Inc. (“Safety Products”) and NSP Holdings Capital Corp. (“NSP Capital”) are co-issuers of the 11 3/4% senior pay in kind notes due 2012 (the “Holdco Notes”). Both Safety Products and NSP Capital have no independent assets or operations. NSP Capital is a 100% owned finance subsidiary of Safety Products. The 11 3/4% senior pay in kind notes due 2012 are not guaranteed by any subsidiary of the Company. The terms of the senior credit facility significantly restrict Norcross Safety Products L.L.C. (“Norcross”), a wholly owned subsidiary, from paying dividends and otherwise transferring assets to the Company. Further, the terms of the indenture governing its 9 7/8% senior subordinated notes due 2011 (the “Opco Notes”) significantly restrict Norcross and the Company’s other subsidiaries from paying dividends and otherwise transferring assets to the Company, except for ordinary course operating expenses.

14.          Comprehensive Income

Total comprehensive income (which includes the impact of foreign currency translation) amounted to $4,937 and $7,379 for the three months ended March 31, 2007 and March 29, 2008, respectively.

15.          Seller Transaction Expenses

The Company incurred $2,410 in transaction expenses related primarily to professional services during the three months ended March 29, 2008 associated with the exploration of strategic alternatives, including a possible sale of the Company (See Note 16). These costs are reflected within operating expenses as seller transaction expenses.

16.          Subsequent Events

In April 2008, Safety Products entered into a Stock Purchase Agreement (the "Purchase Agreement") by and among Safety Products, the selling shareholders party thereto, Honeywell International Inc., a Delaware corporation ("Honeywell"), and Odyssey Investment Services, L.L.C., a Delaware limited liability company, solely in its capacity as representative. Pursuant to the Purchase Agreement, Honeywell will purchase all of the issued and outstanding equity securities of Safety Products for an aggregate cash purchase price of approximately $1.2 billion. The portion of such purchase price to be paid to the holders of Safety Products' equity securities will be reduced by the net indebtedness of Safety Products, which will include fees and expenses incurred by it in connection with the transactions contemplated by the Purchase Agreement.

In April 2008, Safety Products and Norcross commenced a cash tender offer and consent solicitation relating to all of the outstanding Holdco and Opco Notes. In conjunction with the tender offers, Safety Products and Norcross also solicited consents to adopt proposed amendments to the indentures under which the Holdco and Opco Notes were issued (as amended and supplemented from time to time, the “Indentures”) that, among other things, would eliminate substantially all restrictive covenants and certain events of default provisions.

The total consideration offered by Safety Products (which included a consent payment of $30.00) for each $1,000 principal amount of Holdco Notes validly tendered and accepted for payment and consents validly delivered and not withdrawn on or prior to the consent date was $1,052.50. The total consideration offered by Norcross (which included a consent payment of $30.00) for each $1,000 principal amount of Opco Notes validly tendered and accepted for payment and consents validly delivered and not withdrawn on or prior to the consent date was $1,051.88. Safety Products and Norcross each received tenders and consents from over 99% of their respective holders.

As a result of obtaining the required consents, the supplemental indentures effecting the amendments to the Indentures governing the Holdco and Opco Notes contemplated by the tender offers and consent solicitations were executed and withdrawal rights were terminated. The amendments to the Indentures set forth in each supplemental indenture will not become operative until immediately prior to the consummation of the sale to Honeywell and will cease to be operative unless the sale to Honeywell is consummated and Safety Products and Norcross purchase all of the applicable Holdco and Opco Notes tendered pursuant to each tender offer.

In April 2008, North Safety Products L.L.C., a subsidiary of the Company, acquired substantially all of the assets and certain liabilities of the first aid business of Swift First Aid, Inc. and certain assets used in such business owned by Medic Plus, Inc. for approximately $11,000 in cash.

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

Electrical Safety. We manufacture and market a broad line of personal protection equipment for the utility market under the Salisbury, SafetyLine and Servus brands. Our products include linemen equipment, gloves, sleeves, footwear and arc flash protection. Our products either meet or exceed the applicable standards of the American National Standards Institute (“ANSI”), the American Society for Testing of Materials (“ASTM”) and the International Electrotechinal Commission (“IEC”). We sell our electrical safety products through specialized distributors, test labs, utilities and electrical contractors.

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

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of net sales for the three months ended March 31, 2007 and March 29, 2008 and have been derived from the unaudited statements of operations.

	Three months ended
	March 31, 2007	March 29, 2008
	(dollars in thousands)
Net sales:
General safety and preparedness	$99,450	$112,325
Fire service	23,847	27,173
Electrical safety	24,854	26,604
Total net sales	148,151	166,102
Cost of goods sold	90,709	101,354
Gross profit	57,442	64,748
Operating expenses	39,177	45,945
Income (loss) from operations:
General safety and preparedness	12,248	15,214
Fire service	2,958	3,932
Electrical safety	5,647	5,485
Corporate	(2,588)	(5,828)
Total income from operations	18,265	18,803
Other expense (income):
Interest expense	12,341	12,111
Interest income	(225)	(587)
Other, net	(96)	(492)
Income from continuing operations before income taxes and minority interest	6,245	7,771
Income tax expense	2,617	2,816
Minority interest	6	3
Income from continuing operations	3,622	4,952
Income from discontinued operations	(161)	—
Net income	$3,783	$4,952

	Three months ended
	March 31, 2007	March 29, 2008
	(as a percentage of net sales)
Net sales:
General safety and preparedness	67.1%	67.6%
Fire service	16.1%	16.4%
Electrical safety	16.8%	16.0%
Total net sales	100.0%	100.0%
Cost of goods sold	61.2%	61.0%
Gross profit	38.8%	39.0%
Operating expenses	26.4%	27.6%
Income (loss) from operations:
General safety and preparedness	8.3%	9.2%
Fire service	2.0%	2.4%
Electrical safety	3.8%	3.3%
Corporate	(1.7)%	(3.5)%
Total income from operations	12.4%	11.4%
Other expense (income):
Interest expense	8.3%	7.3%
Interest income	(0.1)%	(0.3)%
Other, net	(0.0)%	(0.3)%
Income from continuing operations before income taxes and minority interest	4.2%	4.7%
Income tax expense	1.8%	1.7%
Minority interest	0.0%	0.0%
Income from continuing operations	2.4%	3.0%
Income from discontinued operations	(0.1)%	0.0%
Net income	2.5%	3.0%

Three Months Ended March 29, 2008 as Compared to Three Months Ended March 31, 2007

Net sales. Net sales increased by $17.9 million, or 12.1%, from $148.2 million for the three months ended March 31, 2007 to $166.1 million for the three months ended March 29, 2008. In our general safety and preparedness segment, net sales increased by $12.8 million, or 12.9%, from $99.5 million for the three months ended March 31, 2007 to $112.3 million for the three months ended March 29, 2008. This increase reflects a combination of the following: favorable exchange rates, which had an impact of $7.8 million, overall organic growth in our North American non-government business of $2.2 million, organic growth in our international operations of $1.7 million and growth in our North American government contract shipments of $1.1 million. In our fire service segment, net sales increased by $3.4 million, or 13.9%, from $23.8 million for the three months ended March 31, 2007 to $27.2 million for the three months ended March 29, 2008 due to continued demand for our patented products. In our electrical safety segment, net sales increased by $1.7 million, or 7.0%, from $24.9 million for the three months ended March 31, 2007 to $26.6 million for the three months ended March 29, 2008 in part due to increased international shipments.

Gross profit. Gross profit increased by $7.3 million, or 12.7%, from $57.4 million for the three months ended March 31, 2007 to $64.7 million for the three months ended March 29, 2008, primarily due to the $17.9 million, or 12.1%, increase in net sales. Our gross profit margin was 39.0% for the three months ended March 29, 2008 as compared to 38.8% for the three months ended March 31, 2007. In our general safety and preparedness segment, gross profit increased by $5.4 million, or 13.3%, from $40.5 million for the three months ended March 31, 2007 to $45.9 million for the three months ended March 29, 2008. This increase was primarily due to the overall net sales increase of $12.8 million, or 12.9%, and improved margin realization. In our fire service segment, gross profit increased by $1.7 million, or 23.8%, from $7.4 million for the three months ended March 31, 2007 to $9.1 million for the three months ended March 29, 2008, primarily due to the increase in net sales of $3.4 million, or 13.9% and production efficiencies. In our electrical safety segment, gross profit increased by $0.2 million, or 1.8%, from $9.6 million for the three months ended March 31, 2007 to $9.8 million for the three months ended March 29, 2008 as the $1.7 million, or 7.0%, increase in net sales was partially offset by inefficiencies within our Charleston, South Carolina facility.

Operating expenses.  Operating expenses increased by $6.7 million, or 17.3%, from $39.2 million for the three months ended March 31, 2007 to $45.9 million for the three months ended March 29, 2008. In our general safety and preparedness segment, operating expenses increased by $2.4 million, or 8.6%, from $28.3 million for the three months ended March 31, 2007 to $30.7 million for the three months ended March 29, 2008, driven by increased variable selling and distribution expenses associated with the $12.8 million, or 12.9%, increase in net sales and the impact of unfavorable exchange rates. In our fire service segment, operating expenses increased by $0.8 million, or 17.7%, from $4.4 million for the three months ended March 31, 2007 to $5.2 million for the three months ended March 29, 2008, primarily due increased variable selling and distribution expenses associated within the $3.4 million, or 13.9%, increase in net sales and higher general and administrative expenses. In our electrical safety segment, operating expenses increased by $0.3 million, or 8.5%, from $4.0 million for the three months ended March 31, 2007 to $4.3 million for the three months ended March 29, 2008 due to increased variable selling and distribution expenses related to the $1.7 million, or 7.0%, increase in net sales. Corporate expenses for the three months ended March 31, 2007 consisted of $2.3 million of general and administrative expenses and $0.3 million of management incentive compensation expense. Corporate expenses for the three months ended March 29, 2008 consisted of $3.0 million of general and administrative expenses, $0.4 million of management incentive compensation expense and $2.4 million of seller transaction expenses. The increase in corporate general and administrative expenses of $0.7 million was primarily related to increased professional fees associated with the engagement of a supply-chain improvement consulting firm.

Income from operations. Income from operations increased by $0.6 million, or 2.9%, from $18.2 million for the three months ended March 31, 2007 to $18.8 million for the three months ended March 29, 2008. In our general safety and preparedness segment, income from operations increased by $3.0 million, or 24.2%, from $12.2 million for the three months ended March 31, 2007 to $15.2 million for the three months ended March 29, 2008. In our fire service segment, income from operations increased by $0.9 million, or 32.9%, from $3.0 million for the three months ended March 31, 2007 to $3.9 million for the three months ended March 29, 2008. In our electrical safety segment, income from operations decreased by $0.1 million, or 2.9%, from $5.6 million for the three months ended March 31, 2007 to $5.5 million for the three months ended March 29, 2008. Corporate expenses for the three months ended March 31, 2007 consisted of $2.3 million of general and administrative expenses and $0.3 million of management incentive compensation expense. Corporate expenses for the three months ended March 29, 2008 consisted of $3.0 million of general and administrative expenses, $0.4 million of management incentive compensation expense and $2.4 million of seller transaction expenses. These segment variances were the result of the reasons discussed above.

Included in income from operations for the three months ended March 31, 2007 and March 29, 2008 were depreciation and amortization expenses of $6.5 million and $6.9 million, respectively. Of these amounts, $4.0 million, $1.2 million and $1.3 million were attributable to the general safety and preparedness, fire service, and electrical safety segments, respectively, for the three months ended March 31, 2007 and $4.4 million, $1.2 million and $1.3 million were attributable to these segments for the three months ended March 29, 2008.

Interest expense. Interest expense decreased by $0.2 million, or 1.8%, from $12.3 million for the three months ended March 31, 2007 to $12.1 million for the three months ended March 29, 2008, primarily due a lower weighted average interest rate associated with borrowings under the senior credit facility. Included in interest expense were non-cash interest charges associated with the senior pay in kind notes of $4.6 million and $5.1 million for the three months ended March 31, 2007 and March 29, 2008, respectively.

Interest income. Interest income increased by $0.4 million from $0.2 million for the three months ended March 31, 2007 to $0.6 million for the three months ended March 29, 2008, primarily due to interest earned on higher cash balances during the three months ended March 29, 2008.

Other, net. Other, net increased by $0.4 million from ($0.1) million for the three months ended March 31, 2007 to $(0.5) million for the three months ended March 29, 2008, primarily due to unrealized foreign exchange rate gains.

Income tax expense. Income tax expense increased by $0.2 million, from $2.6 million for the three months ended March 31, 2007 to $2.8 million for the three months ended March 29, 2008, primarily as a result of improved operating performance.

Income from discontinued operations. Income from discontinued operations for the three months ended March 31, 2007 included $0.2 million associated with South Africa discontinued operations.

Net income. Net income increased by $1.2 million, or 30.9%, from $3.8 million for the three months ended March 31, 2007 to $5.0 million for the three months ended March 29, 2008 as a result of the reasons discussed above.

Liquidity and Capital Resources

We have historically used internal cash flow from operations, commercial borrowings on our lines of credit, seller notes, investments from our equityholders and capital markets transactions to fund our operations, acquisitions, capital expenditures and working capital requirements.

For the three months ended March 31, 2007 and March 29, 2008, net cash used in operating activities was $5.7 million and $6.4 million, respectively. These amounts were driven by increased accounts receivables and decreased accrued expenses, partially offset by higher income from operations.

Historically, our principal uses of cash have been capital expenditures, acquisitions and working capital. Our capital expenditures were $3.3 million for the three months ended March 31, 2007 and $2.8 million for the three months ended March 29, 2008. Investing activities for the three months ended March 31, 2007 included $0.2 million of royalty payments made to the sellers of Arbin. For the three months ended March 29, 2008, investing activities included $0.1 million of royalty payments made to the sellers of Arbin. In addition, we received cash proceeds of $0.5 million related to the sale of property, plant and equipment.

As of March 29, 2008, we had working capital of $203.7 million and cash of $52.1 million. We maintain inventory levels sufficient to satisfy customer orders on demand, with generally a three month supply on hand. Turnout gear is an exception and is generally made to order. Our accounts receivable terms are generally 30 days, net.

For the three months ended March 31, 2007, net cash used in financing activities was $0.7 million related to payments on long-term obligations. For the three months ended March 29, 2008, net cash used in financing activities was $9.9 million comprised of $9.6 million of payments on long-term obligations (including an excess cash flow sweep payment of $9.3 million under the terms of the senior credit facility) and $0.3 million of payments made to repurchases common shares.

As of March 29, 2008, borrowings under the senior credit facility bore interest at a weighted average rate of 5.1%. As of March 29, 2008, there was approximately $152.4 million of outstanding indebtedness under the senior credit facility and approximately $47.2 million of available borrowings under the revolving credit facility.

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

There have been no material changes to our exposure to market risk since December 31, 2007.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various claims and routine litigation arising in the ordinary course of business. Historically, we have not been required to pay any material liability claims. We maintain insurance against product liability claims (with the exception of respiratory claims relating to asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that its insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred.

As of March 29, 2008, we have recorded a $5.0 million reserve for respiratory claims. There has been no significant changes to these claims as reported in our 2007 annual report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the risks impacting our business since December 31, 2007.

Item 6. Exhibits

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Safety Products Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY PRODUCTS HOLDINGS, INC.

May 12, 2008	By:	/s/ ROBERT A. PETERSON
Robert A. Peterson
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 12, 2008	By:	/s/ DAVID F. MYERS, JR.
David F. Myers, Jr.
Executive Vice President, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

SAFETY PRODUCTS HOLDINGS, INC.

FORM 10-Q LISTING OF EXHIBITS

Exhibit No.	Description

10.1

Stock Purchase Agreement dated April 3, 2008 by and among Honeywell International Inc., Safety Products Holdings, Inc., the selling shareholders party thereto, and Odyssey Investment Services, L.L.C. (incorporated by reference to Exhibit 2.1 to Safety Products Holdings, Inc. Form 8-K filed April 4, 2008)

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